Form 10-K
period 1993-12-31
IOWA ILLINOIS GAS & ELECTRIC CO
filed 1994-03-25
CIK 52491

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 1993

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ____________ to ____________

    Commission File Number 1-3573


                     IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

          Illinois                          42-0673189
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

206 East Second Street, Davenport, Iowa            52801
(Address of principal executive offices)         (Zip Code)

               Registrant's telephone number, including area code
                                 (319) 326-7111


Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
         Title of each class              which registered

Common                                Chicago Stock Exchange
                                      New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

              $4.36 Cumulative Preferred Series
                                (Title of Class)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities and Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

             The aggregate market value of the Company's Common Shares was approximately $675 million based upon the New York Stock
Exchange composite transaction closing price as of February 28, 1994. The Company's $4.36, $4.22 and $7.50 Series Cumulative
Preferred Shares and the $7.80 and $5.25 Series Cumulative
Preference Shares are traded in the over-the-counter market. Bid and asked prices on all such shares are not regularly quoted. As of February 28, 1994, 99.8% of the Company's voting shares were owned by nonaffiliates.

             The aggregate number of the Company's Common Shares outstanding at February 28, 1994 was 29,348,749.

Documents of Which Portions are Incorporated by Reference

Part of Form 10-K      Document Incorporated by Reference

   I and II Annual Report to Shareholders for the year ended December 31, 1993

     III               Proxy Statement dated March 16, 1994

             Only the portions of such documents which are specifically incorporated by reference herein shall be deemed to be filed as a part of this Form 10-K.
                                     Part I
Item 1.  Business

(a)          General Development of Business

             Iowa-Illinois Gas and Electric Company (the Company) was incorporated under the laws of the State of Illinois in 1940 and is engaged in the business of generating, transmitting, distributing and selling electric energy and distributing, selling and transporting natural gas in the States of Illinois and Iowa. Through a wholly owned subsidiary, InterCoast Energy
Company, the Company engages in non-regulated energy-related businesses. The Company's principal executive offices are located at 206 East Second Street, Davenport, Iowa 52801
(telephone:  319-326-7111).

(b)          Financial Information About Industry Segments

             Financial information on the Company's segments of business is included under the Note "Segment Information" on pages 40 and 41 of the Company's Annual Report to Shareholders for 1993 which pages are incorporated herein by reference. This information is also included in Exhibit 13.A.4 to this Form 10-K.

(c)          Narrative Description of Business

General

             The Company distributes electric energy in the Quad-Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East
Moline, Illinois), Iowa City and Fort Dodge, Iowa and in a number of adjacent communities and areas.

             The Company distributes natural gas in the Quad-Cities, Iowa City, Cedar Rapids, Fort Dodge and Ottumwa, Iowa and in a number of adjacent communities and areas.

             Electric or gas service is provided in 22 incorporated communities in Illinois and 48 incorporated communities in Iowa. Franchises have been obtained from 69 communities. The length of term of the franchises is typically 25 years, with various expiration dates. Electric and gas franchises for Rock Island, Illinois expired on February 28, 1992. Electric and gas service continues to be provided to Rock Island while negotiations on a new franchise proceed. This condition is not material in the opinion of management.

             The population of the Company's electric service territory is approximately 425,000 and the population of its gas service territory is approximately 600,000. As of December 31, 1993, the Company had 200,097 retail electric customers and 240,839 gas customers.

             The Company has a residential, agricultural and diversified commercial and industrial customer group, in which no single industry or customer accounted for more than 8.6% (primary metal industry) of the Company's total 1993 electric operating revenues or 4.5% (real estate) of its total 1993 gas operating revenues.
Among the primary industries served by the Company are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, cement and gypsum products.

             For the year ended December 31, 1993, the Company derived approximately 62.1% of its gross operating revenues from its electric business and 37.9% from its gas business. For 1992 and 1991, the corresponding percentages were 62.8% electric and 37.2% gas, and 64.7% electric and 35.3% gas, respectively.

             Historical electric sales (kwh) by customer class as a percent of total electric sales and retail electric sales data
(kwh) by jurisdiction as a percent of total retail electric sales are shown below:
                                   Total Electric Sales
                                    By Customer Class
                                  1993     1992     1991

             Residential                  19.9%    19.4%    19.9%
             Small Commercial and
                Industrial                21.5     21.5     20.4
             Large Commercial and
                Industrial                31.9     34.9     31.0
             Public Street Lighting        0.3      0.5      0.4
             Public Authorities            1.6      1.6      1.5
             Sales for Resale             24.8     22.1     26.8

             Total                       100.0%   100.0%   100.0%

                                   Retail Electric Sales
                                      By Jurisdiction
                                  1993     1992     1991

             Iowa                         67.0%    65.4%    64.5%
             Illinois                     33.0     34.6     35.5

             Total                       100.0%   100.0%   100.0%

             Historical gas sales (ccf), including transportation, by customer class and by jurisdiction as a percent of total gas sales are shown below:

                                    By Customer Class
                                  1993     1992     1991

             Residential                  36.5%    36.6%    37.8%
             Commercial                   20.7     20.8     21.6
             Industrial                    5.3      6.5      7.3
             Processing & Boiler Fuel      0.2      0.6      2.0
             Transportation               37.3     35.5     31.3

             Total                       100.0%   100.0%   100.0%


                                      By Jurisdiction
                                  1993     1992     1991

             Iowa                         80.1%    79.4%    78.5%
             Illinois                     19.9     20.6     21.5

             Total                       100.0%   100.0%   100.0%

             There are seasonal variations in the Company's electric and gas businesses, which are principally related to the use of energy for air conditioning and heating. In 1993, 40.6% of the Company's electric revenues were reported in the months of June, July, August and September, reflecting the use of electricity for cooling, and 56.2% of the Company's gas revenues were reported in the months of January, February, March and December, reflecting the use of gas for heating.

             At December 31, 1993, the Company had 1,423 employees, of which 1,364 were employed in utility operations and 59 were employed by InterCoast Energy Company.

Rate Matters

             Under Illinois law, new rates may be put into effect by the Company 45 days after filing with the Illinois Commerce
Commission (ICC), or on such earlier date as the ICC may approve, subject to the power of the ICC to suspend the proposed new rates for a period not to exceed eleven months after filing, pending a hearing.

             Under Iowa law, temporary collection of higher rates can begin (subject to refund) 90 days after filing with the Iowa Utilities Board (IUB) for that portion of such higher rates approved by the IUB based on prior ratemaking principles and a rate of return on common equity previously approved. If the IUB has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten month limitation are provided for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service.

     Pursuant to a 1983 Order of the ICC, the Company established an adjustment clause which gave ratemaking recognition to the depreciation charges and equity return requirements applicable to the portion of the Company's Louisa Generating Station investment which is allocable to Illinois. From October 1983 through June 1987, the Clause deferred the inclusion in rates of portions of both the depreciation and equity return related to the Louisa Station. From July 1, 1987 through June 30, 1993, the deferred balances were recovered in rates at a levelized annual revenue amount of approximately $6.6 million. The Clause, which provided a current cash return on the deferred balances, expired on June 30, 1993 with the recovery of all deferred amounts.

             On September 1, 1992, the Company filed revised electric and gas rates with the ICC to increase annual electric and gas revenues by approximately $14 million (12%) and $3 million
(5.9%), respectively. On July 28, 1993, electric and gas increases of $9.6 million (8.6%) and $2 million (3.7%), respectively, became effective following ICC approval. On
January 15, 1994, additional electric and gas increases of $230,000 (0.2%) and $49,000 (0.1%), respectively, related to the increase in the federal corporate income tax rate became effective following ICC approval on rehearing. The ICC also approved electric and gas riders which permit the Company to recover costs of litigation, investigation and remediation relating to former manufactured gas plant sites.

     On May 3, 1993, the Company filed revised electric rates with the IUB designed to increase annual electric revenues by approximately $13.5 million (7.5%) and to provide for any increase in the federal corporate income tax rate ultimately enacted. A temporary annual rate increase of $6.8 million (3.8%) became effective July 26, 1993. In 1993, approximately $3.1 million was billed, subject to refund, pursuant to such temporary rates. On February 25, 1994, the IUB issued an order approving rates at the $6.8 million level.

             The Company completed its take-or-pay obligation with Natural Gas Pipeline Company of America (NGPL) in 1992. A final reconciliation payment was made in 1993. Both the ICC and IUB authorized the Company to include such costs in customer billings. The orders of the ICC and IUB have been affirmed by the courts and are final.

             In April 1992, the Federal Energy Regulatory Commission
(FERC) issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The FERC Order contemplated that transitional gas supply realignment costs relating to this restructuring may be billed by interstate pipelines to their customers. The amount of transition costs which the FERC may ultimately authorize the pipelines to bill the Company is estimated to be $35 to $50 million. The Company expects to be allowed to include provisions for such costs in its customer billings.

             The Company has established an external trust for the investment of funds collected for nuclear decommissioning.
Electric tariffs for 1994 include provisions for annual decommissioning costs of approximately $9.1 million. In
Illinois, nuclear decommissioning costs are included in customer billings through a mechanism which permits annual adjustments.
In Iowa, such costs are reflected in base rates.

             The Company's Iowa electric tariffs contain a Uniform Electric Energy Adjustment Clause under which the Company's billings reflect changes in the cost of all fuels used for electric generation, including nuclear fuel disposition costs, as well as the net effect of energy transactions (other than capacity) with other utilities. Changes in the cost of gas to the Company are reflected in its Iowa gas rates through the Uniform Purchased Gas Adjustment Clause.

             Under Illinois electric tariffs, the Company's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for electric generation, including allowable fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than capacity) with other utilities.
However, margins on interchange sales to other utilities are not included in the Clause. Changes in the cost of gas to the Company are reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

Electric Operations

             The Company's accredited 1993 summer net generating capacity was 1,429,480 kilowatts, consisting of (a) 384,750 kilowatts from the Company's 25% undivided interest in the Quad-Cities Nuclear
Power Station (Quad-Cities Station), jointly owned with
Commonwealth Edison Company (Edison), (b) 913,530 kilowatts from interests in wholly or jointly owned coal-fired units, (c)
128,000 kilowatts from wholly owned gas/oil fired units, and (d)
3,200 kilowatts from wholly owned hydro-electric units. The net generating capacity at any time may be less due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications.

             On August 26, 1993, the Company established its record one-hour peak electric demand of 1,084,965 kilowatts. Forecasts for future peak load growth are reviewed annually. The Company currently forecasts average peak load growth of 1.2% annually for the next ten years.

             The Company, along with two other Iowa investor-owned utilities, is a partner in ENEREX, which arranges for the most economical generating capacity to be used to meet the energy requirements of customers of these utility companies, regardless of which utility owns the generation facilities. ENEREX partners realize a savings for their customers through higher utilization of the lowest cost plants. The other partners in ENEREX are IES Utilities, Inc. and Midwest Power Systems Inc.

             The Company is one of over 40 members of the Mid-Continent Area Power Pool (MAPP), which includes investor-owned utility companies, rural cooperatives, municipal utilities and other power suppliers in the North Central region of the United States and in two Canadian provinces. The objective of MAPP is to coordinate planning and operation of generation and interconnecting transmission facilities to provide reliable and economic electric service to members' customers. Customers served by MAPP members may, therefore, benefit from regional high voltage interconnections which are capable of transferring large blocks of energy between systems. Also, high voltage interconnections permit companies to buy and sell power according to differing peak demands.

Fuel Supply for Electric Operations

             The Company's sources of fuel from electric generation have been as follows for the periods shown:

                                     Year Ended December 31,
             Fuel Source                     1993     1992     1991
             Coal                           63.18%   63.95%   63.48%
             Nuclear                        36.52    35.56    36.09
             Gas                             0.28     0.45     0.41
             Oil                             0.02     0.04     0.02

             In 1994 the Company projects its electric generation requirements will be met as follows: coal - 63%, nuclear - 37%.

             The average costs of fuels (including transportation and handling costs) in cents per million BTU's consumed have been as follows for the periods shown:

                                      Year Ended December 31,
             Fuel Source                    1993      1992      1991
             Nuclear                        47.36     44.57     46.03
             Coal                          105.79    102.97    101.19
             Gas                           373.25    313.33    289.67
             Oil                           440.95    412.80    482.08
             Total Weighted Average         86.62     83.93     83.11

             The average cost of coal (including transportation and handling costs) per ton for the year 1993, 1992 and 1991 has been $18.22, $17.57 and $17.37, respectively.

             The Company has been advised by Edison that a portion of its uranium concentrate requirements for the Quad-Cities Station through 1994 and a portion of its requirements for periods beyond
1994 can be met under existing firm commitments. Edison further advises that it has existing supplies or firm commitments to meet all of its converted uranium requirements through 1995. Edison also advises that all of the enrichment requirements have been contracted for through 1999. Commitments for fuel fabrication have been obtained at least through 2001. Edison does not anticipate that it will have any difficulty in contracting for uranium concentrates or for conversion, enrichment or fabrication of nuclear fuel needed for the Quad-Cities units.

             In June 1985, the Company satisfied its financial obligation for Quad-Cities Station disposal costs for fuel burned prior to April 7, 1983 by making a lump sum payment of $24.8 million to the Department of Energy (DOE). The payment was made principally from funds previously collected from customers. Disposal costs for fuel burned after April 7, 1983 are paid quarterly. Such costs are included in the cost of fuel and recovered through fuel and energy adjustment clause billings. See Nuclear Regulation herein for further information concerning the disposal of spent nuclear fuel.

             The Company believes its sources of coal for its fossil-fueled generating stations are and will be satisfactory. Renewal of expiring contracts and new agreements will be sought as required. The coal requirements for Riverside and Neal Unit 3 are being met primarily through spot purchases. Contracts for low-sulfur Wyoming coal have been executed for the Neal Unit 3, Council Bluffs, Ottumwa and Louisa units which will supply a portion of requirements through the years 1994, 1999, 2001 and 2003, respectively. Unit trains are being used for transporting coal for the Neal, Council Bluffs, Ottumwa and Louisa units. The Company has negotiated certain modifications to existing contracts to achieve flexibility in volumes to be delivered while also providing reasonable assurance of supply. In addition, the Company has used spot market purchases of coal to effectively manage inventory levels and take advantage of near term coal market opportunities. The Company is continuing to monitor existing contracts and coal supply requirements, balancing coal requirements with a combination of contract and spot purchases.

Gas Operations

             During 1993, the Company purchased approximately 89% of the gas required to supply its customers from non-pipeline gas suppliers on a firm or interruptible basis and transported on a firm or interruptible basis through the NGPL, ANR Pipeline
Company (ANR) and Northern Natural Gas (NNG) systems. The remainder was purchased from NGPL and NNG.

             All gas supply purchased from NGPL and NNG is at rates approved by the FERC under the Natural Gas Act. Likewise, transportation rates negotiated with NGPL, ANR and NNG are subject to FERC approval. Non-pipeline supply prices are negotiated.

             The use of firm and interruptible non-pipeline supply and associated pipeline transportation has resulted in substantially lower purchased gas costs than would have been incurred if all supply needs had been placed under contract with the interstate pipelines.

             The Company withdrew approximately 97 percent of the gas in leased storage during the 1992-93 heating season. Storage gas was replaced during the summer. Storage was full for the 1993-94 heating season.

             Beginning in December 1993, the Company has rebundled a portion of its firm pipeline transportation with firm supply from a third party supplier. This citygate service replaces bundled sales service previously purchased from one of the Company's pipeline suppliers.

             The Company provides natural gas transportation service through its distribution system for end-use customers.
Transportation of customer-owned gas was 37% of the total Company throughput during 1993.

             For the 1993-94 heating season, the Company's peak-day supply delivery availability consists of gas available from NNG plus firm capacity on the NGPL, ANR and NNG systems for the transportation of firm non-pipeline gas. In addition, peak-day supply is available from gas previously purchased by the Company and held in leased pipeline storage. The Company leases storage from NGPL, ANR and NNG. Liquefied natural gas (LNG) stored in the Company's LNG facility is also available for peak-day use. Following are the current peak-day supply sources for the Company available for the 1993-94 heating season by volume and proportions:

                                Millions    Percent
                                of Cubic      of
                                  Feet       Total

Underground Storage              220.1       45.0
Firm Non-Pipeline Supply         131.2       26.8
Rebundled Service                 96.9       19.8
LNG Facility                      40.0        8.2
Pipeline Supply                    1.3        0.2
                                 489.5      100.0

             Peak-day firm demand for the 1993-94 heating season was projected to be 467.5 million cubic feet for the Company. The actual highest demand for peak-day firm sales for the 1993-94 heating season for the Company was 443 million cubic feet on January 17, 1994. The weighted average temperature on that day was 13 degrees below zero.

             On January 17, 1994, a new record was set for total Company gas throughput (sales and transportation) of 516 million cubic feet.

             See Rate Matters for a discussion of certain transition costs.

Construction Program

             The table below shows actual construction expenditures for 1993 and budgeted expenditures for 1994 and for the period 1995-
1998:

                          1993         1994         1995-98
                         Actual      Budgeted       Budgeted
                               (Thousands of Dollars)
             Electric
               Production      $ 22,852      $ 22,982       $ 56,898
               Transmission       1,792         1,010          9,189
               Distribution      12,542        12,837         44,586
             Gas                 11,107        11,458         51,219
             General Plant       11,869        30,413         27,391
                Subtotal         60,162        78,700        189,283
             Nuclear Fuel         6,795         8,905         42,664
                Total          $ 66,957      $ 87,605       $231,947


             The amounts shown above include allowance for funds used during construction but exclude capital leases. Of the $79.9 million of budgeted electric production expenditures for the 1994-1998 period, $47.1 million are for expenditures at the Quad-Cities Station. In addition to the amounts shown above, the Company also expects to contribute a total of $45.7 million to an external trust for nuclear decommissioning during the 1994-1998 period. The Company's above budgeted construction expenditures do not include any amounts which may be required to pay the Company's share of the cost of replacing certain piping at the Quad-Cities Station. See Nuclear Regulation.

General Regulation

             The Company is a public utility under the laws of Illinois and is regulated by the ICC as to retail rates, services, accounts, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. The Company is also a public utility under the laws of Iowa and is regulated by the IUB as to retail rates, services, accounts, construction of utility property and in other respects as provided by the laws of Iowa.

             The Company is subject to the jurisdiction of the FERC with respect to certain matters, including short-term borrowings, rates for transmission and sale of electric energy at wholesale, interconnection of electric transmission facilities, acquisition and sale of certain electric utility property, installation and replacement of certain gas utility property and accounting policies and practices.

Nuclear Regulation

             The Company is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) with respect to its nuclear generating units. The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Attempts are made from time to time by various individuals or citizen groups to prohibit the development or use of nuclear power through initiation of proceedings before the NRC, other agencies or courts. Such proceedings frequently involve attacks on the validity of NRC rules which, if successful, could provide a basis for challenges to permits and licenses granted by the NRC in the past.

             The Illinois Department of Nuclear Safety (IDNS) has jurisdiction over certain activities in Illinois relating to nuclear power and safety and radioactive materials. Effective June 1, 1987, the IDNS replaced the NRC as the regulator and licensor of certain source, by-product and special nuclear material in quantities not sufficient to form a critical mass, including such material contained in various measuring devices used at fossil-fuel power plants. The IDNS has promulgated regulations which are substantially similar to the corresponding federal regulations. The IDNS also has authority to license a low-level radioactive waste disposal facility and to regulate alternative methods for disposing of materials which contain only trace amounts of radioactivity.

             Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Edison, as required by the NWPA, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The DOE has stated, however, that the delivery schedule for spent nuclear fuel may be delayed, and Edison expects that it will be significantly delayed. The costs incurred by the DOE for disposal activities will be financed by fees charged to owners and generators thereof. The primary responsibility for the interim storage of spent nuclear fuel and high-level radioactive wastes will rest with the owners and generators thereof. Edison has informed the Company that there is on-site storage capability at the Quad-Cities Station sufficient to permit such interim storage at least through 2006.
Meeting spent nuclear fuel storage requirements beyond such time could require a new and separate storage facility, the cost of which has not been determined at this time. Edison anticipates the possibility of serious difficulties in disposing of high-level radioactive waste.

             The Company has been informed by Edison that it currently disposes of its low-level radioactive waste at a site in South Carolina. There are no other commercial operating sites in the United States for the disposal of low-level radioactive waste available to Edison. The federal Low-Level Radioactive Waste
Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for such waste, subject to approval by the U.S. Congress of each such compact.
Under the 1985 amendments to that Act, a compact could restrict the use of a region's disposal facilities after January 1, 1993 to wastes generated within the region. South Carolina belongs to a regional compact. Beginning January 1993, South Carolina has granted Edison access to their waste disposal site for an 18-month period. Illinois has entered into a compact with the State of Kentucky which has been approved by Congress. The IDNS has estimated that a low-level radioactive waste disposal facility would be operational in Illinois by March 31, 1994 at the earliest. However, in 1992 an independent panel rejected the only site in Illinois then being considered for a low-level disposal facility. Illinois has since enacted legislation changing the procedures for siting a low-level waste disposal facility. Edison has temporary on-site storage capacity for a limited amount of low-level radioactive waste at the Quad-Cities Station and is planning such additional capacity pending development of disposal facilities by the State of Illinois.
Edison anticipates the possibility of serious difficulties in disposing of low-level radioactive waste.

             The continuing viability of commercial nuclear power is subject to resolution of the issues of spent nuclear fuel storage and disposal of radioactive waste.

             In January 1994, the NRC noted adverse performance trends at Quad-Cities Station. As a consequence, the Company anticipates increased expenditures at Quad-Cities Station.

             Federal regulations provide that any operating facility may be required to cease operation if the NRC determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility and the deficiencies are not corrected within four months of such determination. Under the regulations, the NRC may permit operation of facilities, even though the emergency preparedness plans are deficient, upon an examination of other factors, including whether the deficiencies are significant for the facility in question, whether adequate interim compensatory actions have been or will be taken promptly and whether other compelling reasons exist for operation consistent with public health and safety. Edison has advised the Company that emergency preparedness plans for the Quad-Cities
Station have been approved by the NRC. Edison has also advised that state and local plans relating to the Quad-Cities Station have been approved by the Federal Emergency Management Agency.
Edison continues to cooperate with the NRC and appropriate state and local agencies on emergency preparedness issues.

             On June 27, 1988, the NRC adopted final regulations with respect to the decommissioning of nuclear power plants. Among other things the regulations address the planning and funding of the eventual decommissioning of nuclear power plants. In response to these regulations, the Company submitted a report to the NRC on July 20, 1990 indicating that it will provide
"reasonable assurance" that funds will be available to pay the costs of decommissioning its nuclear power plants by making monthly deposits to an external trust fund.

             Inter-granular stress corrosion was discovered in 1983 in certain stainless steel piping at the Quad-Cities Station.
Remedial actions intended to avoid the need to replace such piping continue. Accordingly, the Company's budgeted construction expenditures do not include any amounts which may be required to pay the Company's share of the cost of replacing such piping. If Edison is required to replace all of such piping, the Company's share of the costs of such replacement would be approximately $55 million at current price levels. Replacement of such piping would result in an extended outage and require the purchase of replacement power.

             The Company is a member of Nuclear Mutual Limited (NML), an industry mutual insurer established to provide property damage coverage for members' nuclear generating facilities. The Company would be subject to a maximum retrospective premium assessment of approximately $2.4 million based on its 25% share of the NML premium for Quad-Cities coverage in the event covered losses of NML members exceed the financial resources of the insurance company. A reserve has been established for this contingency.
At December 31, 1993, NML had accumulated capital to a level which would assure that the Company would have no exposure to a retrospective premium assessment in the event of a single incident to a member's facility.

     The Company is also a member of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, and an insured of American Nuclear Insurers/Mutual Atomic Energy Liability Underwriters (ANI/MAELU). The related policy provisions provide that expenses for decontamination and the removal of debris shall be paid before any payment in respect of claims for property damage. A separate NEIL insurance policy covers the extra costs which would be incurred in obtaining replacement power during a prolonged covered outage of a member's nuclear plant. The Company is subject to retrospective premium assessments of up to $4 million and $685,000 for its 25% share of the premium under the NEIL portion of the excess property damage coverage and the replacement power coverage, respectively. At December 31, 1993, NEIL had accumulated capital to a level which would assure that the Company would have no exposure to a retrospective premium assessment in the event of a single incident to a member's facility.

     A Master Worker Policy issued by ANI/MAELU provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy hazard. The coverage applies to workers whose "nuclear related employment" began after January 1, 1988. Under this policy, the Company could be subject to a maximum retrospective premium assessment of $1.5 million.

     Under the Price-Anderson federal legislation adopted in 1988, nuclear public liability coverage is supported by a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of nuclear incidents. The Company would currently be subject to a maximum assessment of $39.6 million in the event of an incident, to be paid in increments of no more than $5 million per year per incident.

Environmental Regulation

             The Company is subject to regulation regarding air, water, solid waste, hazardous and toxic materials and noise pollution by agencies of the federal government and of the States of Illinois and Iowa and may become subject to additional regulation as to these and other matters in the future. The Quad-Cities Station is subject to the jurisdiction of the NRC and IDNS as to atomic radiation.

             State and federal environmental laws and regulations as adopted or now proposed have the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of certain of the Company's existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company's cost of waste disposal and
(vi) possibly reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future.

             Air Quality. Air quality regulations, promulgated by both the Iowa and Illinois pollution control boards in accordance with federal standards, impose restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the respective state environmental protection agency for the operation of emission sources. Permits authorizing operation of the Company's fossil-fueled generating facilities subject to this requirement have been obtained and, when such permits are to expire, the Company has, in a timely manner, filed applications for renewal.

             Clean Air Act legislation was signed into law in November 1990 and U.S. Environmental Protection Agency rulemaking proceedings are underway. Under the acid deposition control section of this legislation, national utility emissions of sulfur dioxide will be reduced in phased increments by 10 million tons from 1980 levels by the year 2000 and permanently capped at that level. National nitrogen oxide emissions will also be reduced in phased increments by 2 million tons from 1980 levels by the year
2000. In addition, continuous emission monitoring systems will be required at all affected facilities. This legislation also requires the government to study what controls, if any, should be imposed on utilities to control air toxics. The impact, if any, of the air toxics study on the Company cannot be determined at this time.

             The Company has four jointly and one wholly owned coal-fired generating stations, which represent approximately 65 percent of the Company's electric generating capability. Each of these facilities will be impacted to varying degrees by the legislation.

             Only one unit at the wholly owned generating station, representing approximately 10 percent of the Company's electric generating capability, will be impacted by the emission reduction requirements effective in 1995. Beginning in 1995, this unit will be required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. The compliance strategy for this unit includes modifications to allow for burning low sulfur coal, modifications for nitrogen oxide control and installation of a new emission monitoring system. The Company's remaining construction expenditures relative to this work are estimated to be $5.4 million, of which $4 million is budgeted for 1994 and $1.4 million is budgeted for 1995.

             The four generating stations not affected until 2000 already burn low sulfur coal, so additional capital costs will not be incurred for sulfur dioxide emission reduction requirements.
Beginning in 2000, these stations will be required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. Installation of low nitrogen oxide burners is required at one of these facilities and existing emission monitoring systems at all four facilities will require upgrading.
The Company's remaining construction cost of this work is estimated to be $2.1 million, of which $600,000 is budgeted for 1994 and $1.5 million for 1996.

             It is anticipated that any costs incurred by the Company to comply with the Clean Air Act legislation would be included in the cost of service on which the Company's rates for utility service are based.

             Water Quality. Under the Federal Water Pollution Control Act Amendments of 1972, as amended, the Company is required to obtain National Pollutant Discharge Elimination System (NPDES) permits to discharge effluents (including thermal discharges) from its properties into various waterways. All NPDES permits are subject to renewal after specified time periods not to exceed five years. The Company has obtained all necessary NPDES permits for its generating stations and, when such permits are expected to expire, the Company will file applications for renewal.

             Hazardous Materials and Waste Management. The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At December 31, 1993, an estimated liability of $3.4 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation. Approximately $160,000 and $170,000 has been budgeted in 1994 and 1995, respectively, for site studies. The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

             Pursuant to the Toxic Substances Control Act, a federal law administered by the Environmental Protection Agency, the Company developed a comprehensive program for the use, handling, control and disposal of all polychlorinated biphenyls (PCB's) contained in electrical equipment. The future use of equipment containing
PCB's will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. The Company's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

             An unresolved issue is whether exposure to electric and magnetic fields (EMFs) may result in adverse health effects.
EMFs are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. The Company cannot predict the effect on construction costs of electric utility facilities if EMF regulations were to be adopted. Although the company is not the subject of any suit involving EMFs, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that EMFs had an adverse effect on health. If such litigation was successful, the impact on the Company and on the electric utility industry generally is not predictable, but could be significant.

InterCoast Energy Company

             InterCoast Energy Company (InterCoast) is a wholly owned non-regulated subsidiary of the Company. InterCoast provides a vehicle for the separation of such non-regulated activities from the Company's regulated utility businesses. The non-regulated activities emphasize energy-related diversification, credit quality and liquidity.

             InterCoast takes advantage of a core expertise in energy, participating in the energy industry through three major areas:
oil and gas (Medallion Production Company), energy services
(InterCoast Energy Services) and financial investments
(InterCoast Capital Company).

             Medallion Production Company (Medallion) is an independent oil and gas company based in Tulsa, Oklahoma. Medallion's oil and gas assets at December 31, 1993 and 1992 were $121 million and $60.3 million, respectively. In September 1993, Medallion acquired DKM Resources, Inc. The transaction totaled in excess of $50 million and more than doubled Medallion's oil and gas reserve base. Medallion's reserves totaled 27.6 million barrels of oil equivalent at December 31, 1993. Principal oil and gas production facilities are in Oklahoma, Texas, California and Louisiana.

             InterCoast Energy Services (Energy Services) consolidates passive energy investment activities with actively managed energy operations through development efforts and acquisitions to provide a full spectrum of energy services. Energy Services' assets at December 31, 1993 and 1992 were $48.8 million and $46.8 million, respectively.

             Energy Services has investments in a variety of non-regulated energy production technologies including wind, solar, hydroelectric, and natural gas and coal-fueled generation.
Energy Services has an ownership interest in a 70 megawatt wind plant that operates in northern California and has ownership interests in four solar electric generating stations in southern California's Mojave Desert. In addition, Energy Services has an equity interest in a hydroelectric operating and development company located in Annapolis, Maryland and is a participant in a closed-end fund created to invest in independent power projects. Such projects include a wood-fired plant in Maine, hydroelectric plants in New York, wind-powered generation in California, a waste coal plant in Pennsylvania, gas-fired cogeneration plants in Nevada, California and New York and a coal-fired cogeneration plant in New York. Energy Services also has equity investments in two developing companies which produce products and services for the electric and gas utility industries.

             InterCoast Power Marketing (IPM), a subsidiary of Energy Services, was established in October 1993. IPM has filed a petition with FERC seeking "marketer" status under the Federal
Power Act. IPM, which acts as a broker for buyers and sellers of wholesale electric power nationwide, seeks marketer status to be able to directly buy and sell power. IPM will not market power from or to the Company's system.

             Tenaska Marketing Ventures (TMV), a partnership with Tenaska, Inc., is located in Omaha, Nebraska. TMV provides a full range of natural gas related services to industrial and utility customers, with primary emphasis on owners of natural gas-fired electric generation.

             WindRiver Power Company, a joint venture of Energy Services and KENETECH Windpower, was formed to develop, market and operate wind-powered electric generation in an exclusive nine-state midwestern region.

             InterCoast Capital Company (InterCoast Capital), with custodial and operational management based in Wilmington, Delaware, manages InterCoast's financial investments. Such investments consist primarily of investment grade marketable securities. InterCoast Capital also has investments in aircraft leases, special purpose funds and real estate. InterCoast Capital's total financial investments at December 31, 1993 and 1992 were $332.1 million and $335 million, respectively.

             InterCoast Capital's marketable securities portfolio, totaling $233.4 million and $234.8 million at December 31, 1993 and 1992, respectively, focuses on energy securities consisting primarily of preferred stocks issued by utility companies. All such preferred stocks have been issued by companies having investment grade senior debt ratings by Moody's or Standard & Poor's. In addition to the preferred stocks, InterCoast Capital has investments in an independently managed high-yield fund and in the common stock of a business engaged in the exploration, development, acquisition and production of oil and gas in off-shore Gulf of Mexico.

             InterCoast Capital has equity participations in equipment leases for passenger and freight transport aircraft. Such investments totaled $56.6 million and $54.6 million at December
31, 1993 and 1992, respectively. InterCoast Capital also had invested $3.3 million and $4.2 million at December 31, 1993 and 1992, respectively, in safe harbor leases under the provisions of the Economic Recovery Tax Act of 1981, as amended. Such safe harbor lease transactions are considered leases for income tax purposes only.

             InterCoast Capital has equity interests in special purpose funds that invest in venture capital and leveraged buyout opportunities totaling $36 million and $35.7 million at December
31, 1993 and 1992, respectively.

             InterCoast Capital has interests in three real estate partnerships totaling $2.8 million and $2.7 million at December
31, 1993 and 1992, respectively.

Item 2.  Properties

             The Company's utility properties consist of physical assets necessary and appropriate to rendering electric and gas service in its service territories.

             Electric property may be classified principally as distribution, transmission or generation.

             Gas property consists principally of distribution plant, including feeder lines to communities served from natural gas pipelines owned by others.

             The following table sets forth certain information with respect to the Company's accredited 1993 summer net generating capacity. All electric energy generated by the Company is 60-cycle alternating current, and the Company's generating units are steam turbine, combustion turbine, and hydro.

                                                           1993
                Year      Nameplate        Total          Summer
               Placed     Ratings of     Nameplate         Net
                 In       Generators      Rating         Capacity
  Station     Service       in KW          In KW          in KW        Fuel

Quad-Cities   1972        207,079(1)     414,158(1)     384,750(1)   Nuclear
  Nuclear                 207,079(1)
  Power
  Station
  Cordova,
  Illinois

Neal Station, 1975        159,445(2)     159,445(2)     149,350(2)   Coal
  Unit No. 3,
  Sergeant
  Bluff, Iowa

Council       1978        235,175(3)     235,175(3)     218,700(3)   Coal
  Bluffs
  Station,
  Unit No. 3,
  Council
  Bluffs, Iowa

Ottumwa       1981        134,282(4)     134,282(4)     130,980(4)   Coal
  Station,
  Chillicothe,
  Iowa

Louisa        1983        317,379(5)     317,379(5)     279,500(5)   Coal
  Station,
  Fruitland,
  Iowa

Riverside     1949          5,000        141,000        135,000      Coal-Gas
  Station,    1961        136,000
  Bettendorf,
  Iowa

Moline        1970     4 @ 18,000         72,000         64,000      Gas-Oil
  Station,    1941-42  4 @    900          3,600          3,200      Hydro
  Moline,
  Illinois

Coralville    1970     4 @ 18,000         72,000         64,000      Gas-Oil
  Station,
  Coralville,
  Iowa

                                       1,549,039      1,429,480

 (1) Company's share (25%) of jointly owned station with Edison
     (operator of the station). Station has two units each having a generator nameplate rating of 828,315 KW (920,350
     KVA at 0.90 power factor).

 (2) Company's share (29%) of jointly owned unit with Midwest
     Power Systems Inc. (operator of the unit) and IES Utilities,
     Inc.  Unit has a generator nameplate rating of 549,810 KW
     (610,900 KVA at 0.90 power factor).

 (3) Company's share (32.4%) of jointly owned unit with Midwest Power Systems Inc. (operator of the unit), Cedar Falls Municipal Electric Utility, Central Iowa Power Cooperative, Corn Belt Power Cooperative, Inc., and Atlantic Municipal Utilities. Unit has a generator nameplate rating of 725,850 KW (806,500 KVA at 0.90 power factor).

 (4) Company's share (18.5%) of jointly owned unit with IES
     Utilities, Inc. (operator of the unit) and Midwest
     Power Systems Inc. Unit has a generator nameplate rating of 725,850 KW (806,500 KVA at 0.90 power factor).

 (5) Company's share (43%) of jointly owned station with Midwest Power Systems Inc., Central Iowa Power Cooperative, Interstate Power Company, the city of Geneseo, Illinois and the cities of Waverly, Harlan, Tipton and Eldridge, Iowa. Station has one unit with a generator nameplate rating of 738,090 KW (820,100 KVA at 0.90 power factor). The Company is the operator of this station.

     The electric system of the Company at December 31, 1993 included 305 miles of 345-kV transmission lines, 381 miles of 161-kV lines and 281 miles of 69-kV lines. Distribution lines included 14,086 miles of overhead conductor and 1,457 miles of underground conductor at December 31, 1993.

     The gas distribution facilities of the Company at December
31, 1993 included 4,223 miles of gas mains.

     Substantially all of the fixed utility property and franchises of the Company, consisting principally of electric generating plants, electric transmission and distribution lines and systems, gas feeder and distribution lines and systems and buildings, are subject to the lien of the Company's Indenture of Mortgage and Deed of Trust dated as of March 1, 1947, as amended and supplemented, relating to its First Mortgage Bonds.

     The Company's principal plants and properties, insofar as they constitute real estate, are owned in fee, except for minor encroachments and other inconsequential defects of title not interfering, in the opinion of counsel for the Company, with the Company's operations or use of its property. The Company's electric and gas distribution facilities and its electric transmission lines (which constitute a substantial portion of the Company's investment in physical property) are located over and under streets, alleys, highways and other public places or on property owned by others for which permits, grants, easements and licenses (deemed satisfactory but without examination of underlying land titles) have been obtained. Some of the Company's overhead lines and appurtenant equipment are attached to poles owned by others pursuant to contractual arrangements and certain transformer vaults and other property are located in buildings owned by others.

Item 3.  Legal Proceedings

     See Item 1. Business for discussion of rate and environmental matters.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

Item 4a.  Executive Officers of the Registrant

                                                        Age at
         Position                 Incumbent         Dec. 31, 1993

Chairman and President        S. J. Bright (a)            53
Senior Vice President         W. T. Green (b)             61
Vice President                T. L. Christensen (c)       60
Vice President-Finance
  and Chief Financial
  Officer                     L. E. Cooper (d)            50
Vice President                B. E. Gale (e)              42
Vice President                S. E. Hollonbeck (f)        43
Vice President                D. J. Levy (g)              39
Vice President                S. E. Shelton               46
Vice President                R. W. Stepien (h)           47
Controller                    P. E. Burks (i)             58
Secretary and Treasurer       K. M. Giger (j)             35
President and Chief
  Operating Officer,
  InterCoast Energy Company   D. C. Heppermann (k)        50

     All incumbents have held their respective positions for at least five years, except where noted. Officers are elected annually by the Board of Directors.

     (a)  Elected May 1, 1991.  Prior to that time Mr. Bright was
          President and Chief Operating Officer (elected effective April 1, 1990) and Vice President-Finance and
          Chief Financial Officer (elected effective September 1,
          1986).

     (b)  Mr. Green retired on January 31, 1994.

     (c)  Mr. Christensen retired on January 31, 1994.

     (d)  Elected effective October 9, 1991.  Prior to that time
          Mr. Cooper was Vice President-Control, Atlantic City
          Electric Company.

     (e)  Elected effective January 23, 1992.  Prior to that time
          Mr. Gale was General Counsel, Associate General
          Counsel, Assistant General Counsel and Attorney.

     (f)  Elected effective April 1, 1990.  Prior to that time
          Mr. Hollonbeck was Manager, Gas Department and Manager,
          Gas Supply and System Design.

     (g)  Elected effective July 1, 1993.  Prior to that time Mr.
          Levy was Director, Energy Services and Director,
          Marketing and Industrial Engineering.

     (h)  Elected effective August 15, 1990.  Prior to that time
          Mr. Stepien was Manager for International Parts and
          Service After Market Sales of General Electric Company.

     (i)  Elected effective April 1, 1990.  Prior to that time
          Mr. Burks was Director, Accounting.

     (j)  Elected effective January 23, 1992.  Prior to that time
          Mr. Giger was Director, Corporate Tax (appointed
          January 16, 1990). Previous to that position Mr. Giger was a Senior Manager for Price Waterhouse.

     (k) Elected effective June 1, 1990. Prior to that time Mr. Heppermann was Vice President and Treasurer of Pinnacle West Capital Corporation. Previous to that position, he was Vice President-Finance and Administration with Enron Corporation.

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     Incorporated by reference to the caption "Shareholders of Record (1993)" on page 43 and "Stock Listings" on page 45 of the Company's Annual Report to Shareholders for 1993. This information is also included in Exhibit 13.A.1 to this Form 10-K.

     The quarterly high and low prices for the Company's Common
Shares as reported on the New York Stock Exchange Composite
Transactions Tape for the years 1993 and 1992 are as follows:

   1993       High     Low          1992       High     Low

1st Quarter  $22.88   $19.25     1st Quarter  $26.25   $23.50
2nd Quarter   23.75    22.38     2nd Quarter   25.00    23.75
3rd Quarter   26.63    23.63     3rd Quarter   24.88    23.50
4th Quarter   26.38    22.63     4th Quarter   24.75    21.38

     The $1.73 per Common Share annual dividend was paid quarterly in 1993 and 1992.

Item 6.   Selected Financial Data

     Incorporated by reference to the following captions for the years 1989-1993 on page 43 of the Company's Annual Report to Shareholders for 1993:

          (1) Utility Revenues
          (2) Net Income
          (3) Net Income on Common Shares
          (4) Common Share Statistics-Earnings per Share
          (5) Total Assets
          (6) Capitalization
          (7) Common Share Statistics-Annual Dividend Rate at
              December 31

This information is also included in Exhibit 13.A.2 to this Form
10-K.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Incorporated by reference to pages 21-25 of the Company's
Annual Report to Shareholders for 1993. This information is also included in Exhibit 13.A.3 to this Form 10-K.

Item 8.   Financial Statements and Supplementary Data

     Incorporated by reference to pages 26-42 of the Company's
Annual Report to Shareholders for 1993. This information is also included in Exhibit 13.A.4 to this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information relating to directors is incorporated by reference to pages 2-5 of the Company's Proxy Statement dated
March 16, 1994. Information relating to executive officers is set forth in Part I, Item 4a. of this Annual Report of Form 10-K.

Item 11.  Executive Compensation

     Incorporated by reference to:  the third paragraph of page
5, page 6 -- "Executive Compensation" and pages 7-10 -- "Long-
Term Incentive Plan (LTIP) Awards Table", "Pension Plan",
"Supplemental Retirement Plan for Designated Officers" and
"Severance Plan" of the Company's Proxy Statement dated March 16,
1994.

Item 12.  Principal Holders of Voting Securities and Security
          Ownership of Management

     Incorporated by reference to pages 2 and 5 of the Company's
Proxy Statement dated March 16, 1994.

Item 13.  Certain Relationships and Related Transactions

     NONE

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

     (a)(1) Financial Statements

               The following financial statements, incorporated herein by reference, are included in the Company's
               1993 Annual Report to Shareholders:

Page No.
in 1993
 Annual
 Report
to Share-
holders

   26 Consolidated statements of income for the three years ended December 31, 1993

 27,28 Consolidated balance sheets and statements of capitalization as of December 31, 1993 and 1992

 29,30         Consolidated statements of cash flows and retained
               earnings for the three years ended December 31,
               1993

 31-41         Notes to consolidated financial statements

   42          Independent Auditors' Report

        (2) Financial statement schedules

               The following schedules are included herein:
Page No.
of this
 Annual
Report on
Form 10-K

   31          Independent Auditors' Report - 1993

   32          Report of Independent Public Accountants - 1992

   33          Report of Independent Public Accountants - 1992

   34          I    Marketable Securities - Other Investments at
                    December 31, 1993.

 35-37         V    Utility plant at original cost including
                    intangibles for the years ended December 31, 1993, 1992 and 1991.

   38          VI   Accumulated depreciation and amortization of
                    utility plant, including intangibles, for the years ended December 31, 1993, 1992 and 1991.

   39          VIII Valuation and qualifying accounts for the
                    years ended December 31, 1993, 1992 and 1991.

   40          X    Supplementary income statement information
                    for the three years ended December 31, 1993, 1992 and 1991.

   41          XIII Other Investments, at December 31, 1993.

               All other schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.

        (3) Exhibits

               See Exhibit Index on pages 44 through 49.

     (b)    No reports on 8-K were filed in the fourth quarter.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Iowa-Illinois Gas and Electric Company:

We have audited the consolidated financial statements of Iowa-Illinois Gas and Electric Company as of December 31, 1993 and for the year then ended, and have issued our report thereon dated January 26, 1994; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedules of Iowa-Illinois Gas and Electric Company as of and for the year ended December 31, 1993, listed in
Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/Deloitte & Touche
   Deloitte & Touche


Davenport, Iowa
January 26, 1994

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Iowa-Illinois Gas and Electric Company:

We have audited the consolidated balance sheet and statement of capitalization of Iowa-Illinois Gas and Electric Company (an Illinois corporation) and Subsidiary Company as of December 31, 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the two years in the period ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iowa-Illinois Gas and Electric Company and Subsidiary Company as of December 31, 1992, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.


                              /s/ARTHUR ANDERSEN & CO.
                                 ARTHUR ANDERSEN & CO.


Chicago, Illinois
January 28, 1993

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Iowa-Illinois Gas and Electric Company:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Iowa-Illinois Gas and Electric Company and Subsidiary Company as of December 31, 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the two years in the period ended December 31, 1992, included in the Company's annual report to shareholders incorporated by reference in this form 10-K, and have issued our report thereon dated January 28, 1993.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) as of December 31, 1992, and for the two years then ended are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                              /s/ARTHUR ANDERSEN & CO.
                                 ARTHUR ANDERSEN & CO.


Chicago, Illinois
January 28, 1993

                                                                                                           SCHEDULE I

                            IOWA-ILLINOIS GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANY

                                      MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                  December 31, 1993
                                                   (In Thousands)

        Column A                                                   Column B                Column C

                                                                                      Amount carried on
Type of Investment (Denotes Senior Debt Rating of Issuer)         Market Value       Balance Sheet (Cost)

Sinking fund preferred stocks <F1>
  Preferred stocks (between A- and A)                                $ 14,751             $ 14,182

  Preferred stocks (between BBB- and BBB+)                             26,300               25,826

Total sinking fund preferred stocks                                    41,051               40,008

Adjustable rate preferred stocks                                        4,202                3,996

Common Stocks                                                           7,675                3,154

Professionally managed preferred stock programs
  Sinking fund preferred stocks <F1>
    Preferred stocks (between A and AA+)                               11,808               11,354

    Preferred stocks (between A- and AA-)                              35,168               33,567

    Preferred stocks (between BBB and BBB+)                            12,341               12,005

  Perpetual preferred stocks <F1>
    Preferred stocks (between AA and AA+)                              24,457               23,754

    Preferred stocks (A)                                               33,287               32,425

    Preferred stocks (between A- and AA-)                              18,982               18,191

    Preferred stocks (between BBB and BBB+)                            17,323               16,952

  Futures/options                                                       2,688                9,053

  Adjustable rate preferred stocks                                     10,613                9,933

  Money market investments                                              7,097                7,097

Total preferred stock programs                                        173,764              174,331

Mutual funds                                                           12,421               11,897

Total marketable securities                                          $239,113             $233,386

<F1> Debt ratings on the preferred stocks are based on the Standard and Poor published senior debt ratings.
/TABLE

                                       IOWA-ILLINOIS GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANY      SCHEDULE V
                                                UTILITY PLANT AT ORIGINAL COST INCLUDING INTANGIBLES      Page 1 of 3
                                                               FOR THE YEAR ENDED DECEMBER 31, 1993


               Column A                   Column B       Column C        Column D        Column E          Column F

                                                                                        Transfers
                                                                        Retirements  Reclassifications
                                           Balance     Additions at     at Original  and Nuclear Fuel       Balance
            Classification              Dec. 31, 1992  Original Cost       Cost        Amortization      Dec. 31, 1993

ELECTRIC PLANT
   Intangible plant                        $2,916,248    $1,849,438              $0        ($350,653)       $4,415,033
   Production plant                       620,465,837    26,886,892       2,947,415           29,298       644,434,612
   Transmission plant                     146,001,264     9,120,576       1,360,929          291,024       154,051,935
   Distribution plant                     262,450,311    25,701,207       3,089,668          637,189       285,699,039
   General plant                           49,030,617     9,815,411       2,464,717         (262,150)       56,119,161
   Plant held for future use                1,987,347           592               0                0         1,987,939
   Completed construction not classified  152,423,973   (19,431,623)              0                0       132,992,350

   Subtotal plant in service           $1,235,275,597   $53,942,493      $9,862,729         $344,708    $1,279,700,069
   Construction work in progress           29,882,363   (10,764,922)<F1>          0                0        19,117,441

       Total electric plant            $1,265,157,960   $43,177,571      $9,862,729         $344,708    $1,298,817,510

GAS PLANT
   Intangible plant                        $1,298,496    $1,529,099          $5,126        ($179,347)       $2,643,122
   Manufactured gas production plant                0             0               0                0                 0
   Natural gas storage plant                2,055,138        (9,762)        220,780                0         1,824,596
   Distribution plant                     195,862,464    13,010,949       2,436,630           61,400       206,498,183
   General plant                           29,371,408     5,824,540       2,544,390         (226,761)       32,424,797
   Plant held for future use                        0             0               0                0                 0
   Completed construction not classified   23,988,513    (4,423,987)              0                0        19,564,526
   Gas leases                               8,386,899             0               0                0         8,386,899

   Subtotal plant in service             $260,962,918   $15,930,839      $5,206,926        ($344,708)     $271,342,123
   Construction work in progress            2,658,776     1,014,656 <F1>          0                0         3,673,432

       Total gas plant                   $263,621,694   $16,945,495      $5,206,926        ($344,708)     $275,015,555

NUCLEAR FUEL ,  NET                       $38,114,457    $6,794,284              $0     ($19,789,105)<F2>  $25,119,636

TOTAL UTILITY PLANT,  AT ORIGINAL COST $1,566,894,111   $66,917,350     $15,069,655     ($19,789,105)   $1,598,952,701
   INCLUDING INTANGIBLES

    ( ) Denotes negative figure

<F1> Net of transfers to plant-in-service.

<F2> Of this amount  $7,989,105 represents amortization of nuclear fuel.
/TABLE

                                       IOWA-ILLINOIS GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANY      SCHEDULE V
                                               UTILITY PLANT AT ORIGINAL COST INCLUDING INTANGIBLES       Page 2 of 3
                                                          FOR THE YEAR ENDED DECEMBER 31, 1992


               Column A                   Column B       Column C        Column D        Column E          Column F

                                                                                        Transfers
                                                                        Retirements  Reclassifications
                                           Balance     Additions at     at Original  and Nuclear Fuel       Balance
            Classification              Dec. 31, 1991  Original Cost       Cost        Amortization      Dec. 31, 1992

ELECTRIC PLANT
   Intangible plant                        $1,926,133      $991,100              $0            ($985)       $2,916,248
   Production plant                       617,462,336     3,808,724         841,678           36,455       620,465,837
   Transmission plant                     149,089,601       827,825       3,916,162                0       146,001,264
   Distribution plant                     255,091,214    10,883,624       3,634,170          109,643       262,450,311
   General plant                           46,836,890     4,140,292       2,123,099          176,534        49,030,617
   Plant held for future use                2,092,985             0               0         (105,638)        1,987,347
   Completed construction not classified  138,841,932    13,582,041               0                0       152,423,973

   Subtotal plant in service           $1,211,341,091   $34,233,606     $10,515,109         $216,009    $1,235,275,597
   Construction work in progress           20,006,999     9,875,364 <F1>          0                0        29,882,363

       Total electric plant            $1,231,348,090   $44,108,970     $10,515,109         $216,009    $1,265,157,960

GAS PLANT
   Intangible plant                        $1,028,978      $269,361            $828             $985        $1,298,496
   Manufactured gas production plant                0             0               0                0                 0
   Natural gas storage plant                2,189,268        59,714         193,844                0         2,055,138
   Distribution plant                     185,620,377    11,858,709       1,616,622                0       195,862,464
   General plant                           27,899,506     3,600,517       1,911,620         (216,995)       29,371,408
   Plant held for future use                        0             0               0                0                 0
   Completed construction not classified   20,208,834     3,779,679               0                0        23,988,513
   Gas leases                               8,386,899             0               0                0         8,386,899

   Subtotal plant in service             $245,333,862   $19,567,980      $3,722,914        ($216,010)     $260,962,918
   Construction work in progress            1,506,055     1,152,721 <F1>          0                0         2,658,776

       Total gas plant                   $246,839,917   $20,720,701      $3,722,914        ($216,010)     $263,621,694

NUCLEAR FUEL, NET                         $24,861,269   $21,112,676              $0      ($7,859,488)<F2>  $38,114,457

TOTAL UTILITY PLANT,  AT ORIGINAL COST $1,503,049,276   $85,942,347     $14,238,023      ($7,859,489)   $1,566,894,111
   INCLUDING INTANGIBLES

     ( ) Denotes negative figure

<F1> Net of transfers to plant-in-service.

<F2> Represents amortization of nuclear fuel.

/TABLE

                                       IOWA-ILLINOIS GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANY      SCHEDULE V
                                                UTILITY PLANT AT ORIGINAL COST INCLUDING INTANGIBLES      Page 3 of 3
                                                               FOR THE YEAR ENDED DECEMBER 31, 1991


               Column A                   Column B       Column C        Column D        Column E          Column F

                                                                                        Transfers
                                                                        Retirements  Reclassifications
                                           Balance     Additions at     at Original  and Nuclear Fuel       Balance
            Classification              Dec. 31, 1990  Original Cost       Cost        Amortization      Dec. 31, 1991

ELECTRIC PLANT
   Intangible plant                        $1,420,908      $514,164          $8,608            ($331)       $1,926,133
   Production plant                       614,105,105     4,254,208         936,977           40,000       617,462,336
   Transmission plant                     145,661,188     3,727,377         298,964                0       149,089,601
   Distribution plant                     245,946,002    11,091,025       1,945,813                0       255,091,214
   General plant                           48,810,136     3,043,276       5,901,407          884,885        46,836,890
   Plant held for future use                2,079,300        13,685               0                0         2,092,985
   Completed construction not classifie   115,944,841    22,897,091               0                0       138,841,932

   Subtotal plant in service           $1,173,967,480   $45,540,826      $9,091,769         $924,554    $1,211,341,091
   Construction work in progress           24,415,554    (4,408,555)<F1>          0                0        20,006,999

       Total electric plant            $1,198,383,034   $41,132,271      $9,091,769         $924,554    $1,231,348,090

GAS PLANT
   Intangible plant                          $426,929      $610,669          $8,951             $331        $1,028,978
   Manufactured gas production plant                0             0               0                0                 0
   Natural gas storage plant                2,366,024             0         176,756                0         2,189,268
   Distribution plant                     180,047,651     7,017,432       1,444,706                0       185,620,377
   General plant                           28,127,405     3,342,406       2,645,420         (924,885)       27,899,506
   Plant held for future use                   15,054             0          15,054                0                 0
   Completed construction not classifie    15,442,189     4,766,645               0                0        20,208,834
   Gas leases                               8,386,899             0               0                0         8,386,899

   Subtotal plant in service             $234,812,151   $15,737,152      $4,290,887        ($924,554)     $245,333,862
   Construction work in progress            2,885,135    (1,379,080)<F1>          0                0         1,506,055

       Total gas plant                   $237,697,286   $14,358,072      $4,290,887        ($924,554)     $246,839,917

NUCLEAR FUEL,  NET                        $27,530,404    $6,162,571              $0      ($8,831,706)<F2>  $24,861,269

TOTAL UTILITY PLANT,  AT ORIGINAL COST $1,463,610,724   $61,652,914     $13,382,656      ($8,831,706)   $1,503,049,276
   INCLUDING INTANGIBLES

    ( ) Denotes negative figure

<F1> Net of transfers to plant-in-service.

<F2> Represents amortization of nuclear fuel.

/TABLE

                                    IOWA-ILLINOIS GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANY

            ACCUMULATED DEPRECIATION AND AMORTIZATION OF UTILITY PLANT,  INCLUDING INTANGIBLES    SCHEDULE VI


  Column A     Column B      Column C          Column D                   Column E                  Column F

                                               Retirements                    Other
                                                        Removal
               Balance       Additions                  Cost and    Charged to                       Balance
              Beginning     Charged to   At Original    Salvage      Clearing     Transfers and        End
Description   of Period      Expense        Cost         (Net)       Accounts   Reclassifications   of Period

             YEAR ENDED DECEMBER 31, 1993
Electric Plant$451,247,134 $42,434,588   ($9,903,767) ($4,301,836)  $1,995,610        $1,705,508  $483,177,237
Gas Plant      117,856,373   8,267,962    (4,990,383)    (950,654)   2,155,942           191,929   122,531,169

              $569,103,507 $50,702,550  ($14,894,150) ($5,252,490)  $4,151,552        $1,897,437  $605,708,406


             YEAR ENDED DECEMBER 31, 1992

Electric Plant$422,229,994 $41,267,627  ($10,149,241) ($4,439,135)  $1,875,826          $462,063  $451,247,134
Gas Plant      111,962,076   7,704,834    (3,065,145)    (668,805)   1,808,191           115,222   117,856,373

              $534,192,070 $48,972,461  ($13,214,386) ($5,107,940)  $3,684,017          $577,285  $569,103,507


             YEAR ENDED DECEMBER 31, 1991

Electric Plant$391,120,876 $39,593,000   ($8,705,501) ($2,180,464)  $1,895,002          $507,081  $422,229,994
Gas Plant      108,259,227   7,205,583    (4,099,077)    (102,873)   1,470,951          (771,735)  111,962,076

              $499,380,103 $46,798,583  ($12,804,578) ($2,283,337)  $3,365,953         ($264,654) $534,192,070



     ( ) Denotes negative figure.


/TABLE

                                                                                             SCHEDULE VIII

                           IOWA-ILLINOIS GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANY

                                                VALUATION AND QUALIFYING ACCOUNTS


           Column A                                     Column B     Column C     Column D     Column E

                                                        Balance     Additions                  Balance
                                                       Beginning    Charged to                  End of
          Description                                  of Period      Income     Deductions     Period

                                             YEAR ENDED DECEMBER 31, 1993

ACCUMULATED PROVISION DEDUCTED FROM APPLICABLE ASSETS:
         Uncollectible Accounts                        $1,171,314     $882,951    ($889,268)  $1,164,997

ACCUMULATED PROVISIONS NOT DEDUCTED FROM ASSETS:
         Property Insurance                             2,426,440      134,845                 2,561,285
         Injuries and Damages                             741,663      591,998     (359,122)     974,539

                                             YEAR ENDED DECEMBER 31, 1992

ACCUMULATED PROVISION DEDUCTED FROM APPLICABLE ASSETS:
         Uncollectible Accounts                        $1,149,069     $825,283    ($803,038)  $1,171,314

ACCUMULATED PROVISIONS NOT DEDUCTED FROM ASSETS:
         Property Insurance                             2,605,000       43,000     (221,560)   2,426,440
         Injuries and Damages                             795,943      671,860     (726,140)     741,663

                                             YEAR ENDED DECEMBER 31, 1991

ACCUMULATED PROVISION DEDUCTED FROM APPLICABLE ASSETS:
         Uncollectible Accounts                        $1,099,930   $1,290,492  ($1,241,353)  $1,149,069

ACCUMULATED PROVISIONS NOT DEDUCTED FROM ASSETS:
         Property Insurance                             2,805,000                  (200,000)   2,605,000
         Injuries and Damages                           1,105,681      480,112     (789,850)     795,943

/TABLE

                                                                                           SCHEDULE X

                           IOWA-ILLINOIS GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANY

                                              SUPPLEMENTARY INCOME STATEMENT INFORMATION

              The amounts of maintenance and repairs, depreciation, taxes other than income taxes, royalties and advertising costs, other than those set forth in the Consolidated Statements of Income or mentioned below, are not significant.



                                                                  Column B
           Column A                                     Charged to Costs and Expenses
            Item                                            Year Ended December 31,

                                                          1993        1992        1991

Real and personal property taxes                      $20,230,469 $21,744,317 $20,258,618

Illinois utility taxes                                  6,631,286   5,970,291   6,338,327







/TABLE

                                                                                                      SCHEDULE XIII
                            IOWA-ILLINOIS GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANY

                                                  OTHER INVESTMENTS

                                                  December 31, 1993
                                                   (In Thousands)

   Column A                                              Column B                  Column C

                                                         Original
                                                       Cost of Each             Amount Carried
Type of Investment <F1> <F2>                            Investment             on Balance Sheet

Oil and gas properties

  Exploratory                                          $ 29,251                 $  29,251
  Developmental                                          18,768                    18,768
  Reserve Acquisition                                    98,737                    98,737
  Accumulated depreciation, depletion
    and amortization                                                              (25,804)

Total oil and gas properties                            146,756                   120,952

Energy projects                                          31,949                    30,185

Synergics, Inc.                                          16,448                    13,410

Equity investments in developing companies                4,019                     4,019

Tenaska Marketing Ventures                                1,747                     1,163

Equipment leases
  Leveraged leases

    Boeing 737-300 passenger aircraft leased
      to United Airlines (two aircraft)                  15,878                    23,082

    Boeing 747-200F airfreighter leased
      to Federal Express Corporation                     17,021                    23,760

    British Aerospace 146-200 aircraft leased
      to Jet Acceptance Corporation (two aircraft)        7,208                     9,772

  Safe harbor leases involving mass transit equipment     9,478                     3,323

Total equipment leases                                   49,585                    59,937

Special purpose funds                                    26,544                    23,295

Collateralized bond obligations                           8,160                    12,726

Real estate                                               6,941                     2,756

Total other investments                                $292,149                  $268,443



<F1>  Number of shares or units is not assignable to these investments.
<F2>  Market values are either not readily available or approximate the carrying amounts.

/TABLE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      IOWA-ILLINOIS GAS AND ELECTRIC COMPANY

March 25, 1994             By   /s/L. E. Cooper
                                   L. E. Cooper
                               Vice President-Finance and CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                    Date

/s/S. J. Bright         Chairman, President, Chief
   S. J. Bright         Executive Officer and Director
                        (Principal executive officer)   March 25, 1994


/s/L. E. Cooper         Vice President-Finance, Chief
   L. E. Cooper         Financial Officer and Director
                        (Principal financial officer)   March 25, 1994

/s/P. E. Burks          Controller                      March 25, 1994
   P. E. Burks          (Principal accounting officer)


/s/John W. Colloton     Director                        March 25, 1994
   John W. Colloton


/s/Frank S. Cottrell    Director                        March 25, 1994
   Frank S. Cottrell


/s/William C. Fletcher  Director                        March 25, 1994
   William C. Fletcher


/s/Mel Foster, Jr.      Director                        March 25, 1994
   Mel Foster, Jr.




     Signature                      Title                    Date


/s/Nancy L. Seifert     Director                        March 25, 1994
   Nancy L. Seifert


/s/S. E. Shelton        Director                        March 25, 1994
   S. E. Shelton


/s/W. Scott Tinsman     Director                        March 25, 1994
   W. Scott Tinsman


/s/L. L. Woodruff       Director                        March 25, 1994
 Leonard L. Woodruff