Form 10-Q
period 1994-03-31
IOWA ILLINOIS GAS & ELECTRIC CO
filed 1994-04-29
CIK 52491

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes  X   No ____

Common shares outstanding at March 31, 1994         29,344,012

                                              Part I.  Quarterly
Financial Information

                                    IOWA-ILLINOIS GAS AND
ELECTRIC COMPANY
                                      CONSOLIDATED STATEMENTS OF
INCOME

               First Quarter Ended

                       March 31

         1994        1993

            (In thousands, except

              per share amounts)

                    (Unaudited)


                  OPERATING REVENUES
                    Electric
        $84,608     $76,347
                    Gas
        100,256      85,523

        184,864     161,870

                  OPERATING EXPENSES AND TAXES
                    Operation-
                      Cost of gas sold
         75,040      61,980
                      Cost for fuel, energy and capacity
         20,174      14,662
                      Other operation
         27,197      22,800
                    Maintenance
         12,028       9,219
                    Provision for depreciation
         15,383      14,469
                    Depreciation and equity funds
                      recovered under Louisa Phase-In Clause
           -          1,185
                    Income taxes
          6,935       7,957
                    Property and other taxes
          9,303       9,286

        166,060     141,558

                  OPERATING INCOME
         18,804      20,312

                  OTHER INCOME
                    InterCoast Energy Company -
                      Oil and gas revenues
         15,775      11,621
                      Other income
          9,625       8,612
                      Expenses, including interest and
                        provision for income taxes
        (21,692)    (15,552)
                      Net income of InterCoast Energy Company
          3,708       4,681
                    Allowance for equity funds
                      used during construction
            176        -
                    Miscellaneous
            332        (400)

          4,216       4,281

                  INCOME BEFORE UTILITY INTEREST CHARGES
         23,020      24,593

                  UTILITY INTEREST CHARGES
                    Interest on long-term debt
          5,860       6,236
                    Other interest expense
            285         395
                    Allowance for borrowed funds
                      used during construction
           (215)       (289)

          5,930       6,342

                  NET INCOME
         17,090      18,251

                  PREFERRED AND PREFERENCE
                    DIVIDEND REQUIREMENTS
          1,203       1,253

                  NET INCOME ON COMMON SHARES
        $15,887     $16,998


                  AVERAGE COMMON SHARES OUTSTANDING
         29,349      29,329

                  NET INCOME PER AVERAGE
                    COMMON SHARE OUTSTANDING
          $0.54       $0.58

                  CASH DIVIDENDS DECLARED AND
                    PAID PER COMMON SHARE
        $0.4325     $0.4325

                  The accompanying notes to consolidated
financial statements are an intergral part of t

                                                             -1-

                                         IOWA-ILLINOIS GAS AND
ELECTRIC COMPANY
                                                  CONSOLIDATED
BALANCE SHEETS

             3-31-94     12-31-93

                    (In thousands,


                       share amoun
              PROPERTY AND OTHER ASSETS
                           (Unaudi
     UTILITY PLANT, at original cost
        Electric
           $1,279,700  $1,279,700  ********   *********
        Gas
              273,847     271,342

            1,553,547   1,551,042 *********
        Less--Accumulated provision for depreciation
              613,116     605,708

              940,431     945,334
        Nuclear fuel, net of accumulated amortization
               26,109      25,120
        Construction work in progress
               29,381      22,791

              995,921     993,245
     CURRENT ASSETS
        Cash and cash equivalents
               15,964      17,844
        Accounts receivable, less reserves of $1,269 and $1,165
               44,105      43,389
        Accrued unbilled revenues
               20,925      22,182
        Inventories
               22,480      35,597
        Deferred gas expense
                    8       5,794
        Other
               14,194      18,246

              117,676     143,052
     INVESTMENTS
        InterCoast Energy Company
              518,294     501,829
        Nuclear decommissioning trust fund
               42,527      39,470
        Corporate-owned life insurance
               12,353      12,836

              573,174     554,135
     OTHER ASSETS
        Regulatory assets
               94,454      92,828
        Other
               10,397      10,303

              104,851     103,131


            1,791,622   1,793,563 *********
              CAPITALIZATION AND LIABILITIES
     CAPITALIZATION
     COMMON SHAREHOLDERS' EQUITY
        Common shares--authorized 80,000,000 shares--outstanding
29,344,012 and
           29,352,173 shares stated at
              280,009     280,009
        Retained earnings
              222,532     219,371
        Other
                3,005          32

              505,546     499,412
     PREFERRED SHARES--authorized 400,000 shares, cumulative
        --outstanding 198,288 shares not subject to mandatory
redemption          19,829      19,829
     PREFERENCE SHARES--authorized 2,386,250 shares, cumulative
        --outstanding 500,000 shares subject to mandatory
redemption              50,000      50,000

     LONG-TERM DEBT
        First Mortgage Bonds
              323,655     323,625
        Pollution Control Obligations
               48,277      48,275
        InterCoast Energy Company
              255,000     242,500

              626,932     614,400
     TOTAL CAPITALIZATION
            1,202,307   1,183,641 *********

     CURRENT LIABILITIES
        Notes payable
               23,000      31,000
        Debt redeemable within one year
               59,232      59,232
        Accounts payable
               27,258      44,847
        Accrued taxes
               28,339      24,913
        Accrued interest
                9,789      11,413
        Accrued gas expense
               21,781      11,745
        Other
                6,112      18,322

              175,511     201,472
     OTHER LIABILITIES
        Capital lease obligations
                9,913      10,036
        Accumulated provision for nuclear decommissioning
               42,527      39,470
        Other
               44,505      42,984

               96,945      92,490
     ACCUMULATED DEFERRED INCOME TAXES
              276,044     274,605
     ACCUMULATED DEFERRED INVESTMENT TAX CREDITS
               40,815      41,355


           $1,791,622  $1,793,563  ******   *********

     The accompanying notes to consolidated financial statements are an integral part of these statem


- - -2-


                                   IOWA-ILLINOIS GAS AND ELECTRIC
COMPANY
                                   CONSOLIDATED STATEMENTS OF
CASH FLOWS


   Three Months Ended

           March 31

1994         1993

       (In thousands)

         (Unaudited)

        CASH FLOWS FROM OPERATING ACTIVITIES
           Net income
$17,090      $18,251
           Adjustments to reconcile net income
              to net cash from operating activities -
                 Depreciation
16,382       15,728
                 Depletion
4,272        2,993
                 Depreciation and equity funds recovered under
                    Louisa Phase-In Clause
- - -          1,185
                 Nuclear fuel amortization
2,213        2,589
                 Deferred income taxes, net
(543)       1,194
                 Tax credits, net
(540)        (563)
                 Net gain on disposition of securities
(528)      (1,620)
                 Allowance for equity funds used during constr
(176)         -       -
                 Changes in current assets and liabilities
                    Accounts receivable
(716)       2,100
                    Accrued unbilled revenues
1,257        2,455
                    Inventories
13,117       15,330
                    Deferred and accrued gas expense
15,822       11,396
                    Accounts payable
(17,688)       1,062
                    Accrued taxes
3,426        2,574
                    Other current assets and liabilities
(9,767)     (13,943)
                 Energy-efficiency program cost deferrals, net
(1,993)      (1,511)
                 Other
(1,459)      (2,241)
           Net cash from operating activities
40,169       56,979

        CASH FLOWS FROM INVESTING ACTIVITIES
           Utility plant expenditures
(14,852)     (14,666)
           Nuclear fuel expenditures
(3,202)      (5,582)
           Allowance for equity funds used during construction
176          -       -
           Nuclear decommissioning trust fund
(2,186)      (1,960)
           Oil and gas investments
(4,641)      (7,267)
           Purchase of investments
(19,725)     (35,301)
           Sale of investments
9,958       21,947
           Other
1,893          570
           Net cash from investing activities
(32,579)     (42,259)

        CASH FLOWS FROM FINANCING ACTIVITIES
           Long-term debt issued
- - -         75,865
           Long-term borrowings of InterCoast Energy Company -
              Increase in unsecured revolving credit facility
12,500        4,500
           Decrease in short-term borrowings
(8,000)     (22,500)
           Dividends paid
(13,940)     (11,706)
           Issuance expense
(30)        (508)
           Net cash from financing activities
(9,470)      45,651

        NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
(1,880)      60,371

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
17,844       20,827

        CASH AND CASH EQUIVALENTS AT END OF PERIOD
$15,964      $81,198

        SUPPLEMENTAL CASH FLOW INFORMATION
           Cash paid during the periods for -
              Interest (net of amounts capitalized)
$13,795      $13,875
              Income taxes
 15            7

        The accompanying notes to consolidated financial statements are an integral part of t




           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (a) The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments which are, in the Company's opinion, necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

However, the Company believes that the disclosures are adequate to make the information presented not misleading. Certain 1993 amounts have been reclassified to conform to the current year presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the latest annual report on Form 10-K.

     (b) On May 3, 1993, the Company filed revised electric rates with the Iowa Utilities Board (IUB) designed to increase annual electric revenues by approximately $13.5 million (7.5%) and to provide for any increase in the federal corporate income tax rate ultimately enacted. A temporary annual rate increase of $6.8 million (3.8%) was implemented July 26, 1993. Final rates at the $6.8 million increase level became effective April 15, 1994.

     (c)  In April 1992, the Federal Energy Regulatory Commission
(FERC) issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. The amount of transition costs which the FERC may ultimately authorize the pipelines to bill the Company is estimated to be $35 to $50 million. The Illinois Commerce Commission has allowed the Company to include provisions for such costs in its customer billings. Two intervenors have sought rehearing. Provisions for such costs are also being included in customer billings in Iowa.

     (d) The allowance for funds used during construction (AFUDC) includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the Federal Energy Regulatory Commission
(FERC). The FERC's Uniform System of Accounts defines AFUDC as the net cost of borrowed funds used for construction and a reasonable rate to reflect the costs of other funds so used.
In the first three months of 1994 and 1993, AFUDC rates were 6.2% and 3.5%, respectively, compounded semi-annually. Under FERC rules, if average short-term debt outstanding exceeds construction work in progress (CWIP), all CWIP is assumed to have been financed with short-term debt. This was the condition in 1993. While currently capitalized AFUDC does not represent a current source of cash, it does represent a basis for future sources of cash through the inclusion in rates of depreciation charges and allowance for returns on investment.

     (e) On January 1, 1994, the Company adopted Statement of Financial Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under this statement, InterCoast Energy Company (InterCoast), the Company's wholly owned non-regulated subsidiary, investments in debt and marketable equity securities are reported at fair value with net unrealized gains and losses reported as a net of tax amount in a separate component of shareholders' equity until realized. The adoption of SFAS 115 did not have a material effect on financial position or results of operations.

     (f) The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At March 31, 1994, an estimated liability of $3.3 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation.
The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Clean Air Act legislation was signed into law in November 1990 and U.S. Environmental Protection Agency rulemaking proceedings are underway. The Company has four jointly and one wholly owned coal-fired generating stations which represent approximately 65% of the Company's electric generating capability. Each of these facilities will be impacted to varying degrees by the legislation.

     Only one unit at the wholly owned generating station, representing approximately 10% of the Company's electric generating capability, will be impacted by the emission reduction requirements effective in 1995. Beginning in 1995, this unit will be required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. The compliance strategy for this unit includes modifications to allow for burning low sulfur coal, modifications for nitrogen oxide control and installation of a new emission monitoring system. The Company's remaining construction expenditures relative to this work are estimated to be $5.4 million.

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

The Company's remaining construction cost for this work is estimated to be $2.1 million.

     It is anticipated that any costs incurred by the Company to comply with the Clean Air Act legislation would be included in the cost of service on which the Company's rates for utility service are based.

     (g) Expenses of InterCoast include interest expense as follows:

                                          March 31
                                  1994                1993

     Three Months Ended. . . .$ 6,241,000         $ 5,924,000

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Operating Revenues

     Electric revenues increased in the first quarter of 1994 compared to the first quarter of 1993 primarily due to increased sales for resale and increased revenues reflecting higher rates.

     A temporary annual electric rate increase in Iowa of $6.8
million was implemented July 26, 1993. Final rates at the $6.8 million increase level became effective April 15, 1994.

     On July 28, 1993, an annual electric rate increase in Illinois of $9.6 million became effective following Illinois Commerce Commission (ICC) approval. On January 15, 1994, an additional electric increase of $230,000 related to the increase in the federal corporate income tax rate became effective on rehearing. Also on rehearing, the ICC approved a rate rider which permits the Company to recover costs of investigation, remediation and litigation relating to former manufactured gas plant sites. In addition, on January 1, 1994, nuclear decommissioning costs included in customer billings through a rate rider were increased by $1.2 million annually. Increased revenues collected through rate riders relating to former manufactured gas plant sites and nuclear decommissioning will not affect net income due to a corresponding increase in costs. The previously mentioned rate increases were partially offset by a $1.5 million decrease in revenues for the first quarter of 1994 reflecting the expiration of the Company's Louisa Phase-In Clause on June 30, 1993.

     Revenues also increased in the first quarter of 1994 compared to the first quarter of 1993 due to increased fuel and energy costs billings to retail customers. Variations in fuel and energy cost billings reflect corresponding changes in fuel and purchased energy costs and, thus, do not affect net income.

     The changes in electric revenues are shown below:

                               Revenue Increase (Decrease)
                         First Quarter 1994 to First Quarter 1993
                                      (In thousands)

Change in Retail Fuel and Energy
  Adjustment Clause Billings             $  1,700

Change in Sales for Resale                  3,900

Change Due to the Effect of
  Higher Rates                              2,700

                                         $  8,300



     Gas revenues increased in the first quarter of 1994 compared to the first quarter of 1993. The principal factors contributing to the increase were higher purchased gas cost billings, increased sales volumes reflecting temperatures which were 5% colder than the first quarter of 1993 (when measured by heating degree days) and higher rates. Variations in purchased gas cost billings reflect corresponding changes in cost of gas sold and, thus, do not affect net income.

     On July 28, 1993, an annual gas rate increase in Illinois of $2 million became effective following ICC approval. On January 15, 1994, an additional gas increase of $49,000 related to the increase in the federal corporate income tax rate became effective on rehearing. As noted previously, also on rehearing, the ICC approved a rate rider which permits the Company to recover costs of investigation, remediation and litigation relating to former manufactured gas plant sites.

     The changes in gas revenue are shown below:

                               Revenue Increase (Decrease)
                         First Quarter 1994 to First Quarter 1993

                                      (In thousands)

Change in Purchased Gas
  Adjustment Clause Billings             $ 7,400

Change in Unit Sales                       6,700

Change Due to the Effect of
  Higher Rates                               600

                                         $14,700


Operation

     Cost of gas sold increased in the first quarter of 1994 compared to the first quarter of 1993 primarily due to increased purchased gas costs from suppliers and higher gas purchases in the first quarter of 1994.

     Changes in the cost of electric fuel, energy and capacity reflect fluctuations in generation mix, fuel cost and energy and capacity purchases. Increased fuel, energy and capacity costs in the first quarter of 1994 compared to the first quarter of 1993 are primarily due to increased average unit fuel and energy costs and increased total sales.

     Other operation and maintenance increased in the first quarter of 1994 compared to the first quarter of 1993 primarily due to increased costs at the Quad-Cities Nuclear Power Station.


Depreciation and Equity Funds
Recovered Under Louisa Phase-In Clause

     The decrease in the amount recovered under the Louisa Phase-
In Clause in the first quarter of 1994 compared to the first quarter of 1993 reflects the expiration of the Louisa Phase-In
Clause on June 30, 1993.


Oil and Gas Revenues of InterCoast Energy Company

     Oil and gas revenues of InterCoast increased in the first quarter of 1994 compared to the first quarter of 1993 primarily due to higher production volumes reflecting additional acquired reserves and higher gas prices, partially offset by lower oil prices.


Other Income of InterCoast Energy Company

     Other income of InterCoast increased in the first quarter of 1994 compared to the first quarter of 1993 primarily due to greater income from special purpose funds, partially offset by decreased gains on the disposition of marketable securities.


Expenses of InterCoast Energy Company

     Expenses of InterCoast increased in the first quarter of 1994 compared to the first quarter of 1993 primarily due to greater oil and gas expenses.


Allowance for Funds Used During Construction

     The increase in the total allowance for the first quarter of 1994 compared to first quarter of 1993 is primarily due to a higher AFUDC rate, 6.2% compared to 3.5%. Under FERC rules, if average short-term debt outstanding exceeds construction work in progress (CWIP), all CWIP is assumed to have been financed with short-term debt. This was the condition in 1993.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's current utility construction program forecast calls for expenditures of $87.6 million in 1994. Approximately 65% of these expenditures are expected to be met from cash generated from operations. The Company's utility capital requirements for the years 1994-1998 include budgeted construction expenditures of $319.6 million, expected contributions to nuclear decommissioning trust funds of $45.7 million and maturities, sinking funds and redemptions related to long-term debt of $98.2 million.

     At March 31, 1994 and December 31, 1993, the Company had $23 million and $31 million, respectively, of outstanding short-term commercial paper notes.

     In April 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. The amount of transition costs which the FERC may ultimately authorize the pipelines to bill the Company is estimated to be $35 to $50 million. The Company expects to be allowed to include provisions for such costs in its customer billings.

     The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At March 31, 1994, an estimated liability of $3.3 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation.
The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Clean Air Act legislation was signed into law in November 1990 and U.S. Environmental Protection Agency rulemaking proceedings are underway. The Company has four jointly and one wholly owned coal-fired generating stations which represent approximately 65% of the Company's electric generating capability. Each of these facilities will be impacted to varying degrees by the legislation.

     Only one unit at the wholly owned generating station, representing approximately 10% of the Company's electric generating capability, will be impacted by the emission reduction requirements effective in 1995. Beginning in 1995, this unit will be required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. The compliance strategy for this unit includes modifications to allow for burning low sulfur coal, modifications for nitrogen oxide control and installation of a new emission monitoring system. The Company's remaining construction expenditures relative to this work are estimated to be $5.4 million.

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

The Company's remaining construction cost for this work is estimated to be $2.1 million.

     It is anticipated that any costs incurred by the Company to comply with the Clean Air Act legislation would be included in the cost of service on which the Company's rates for utility service are based.

     The forecasted 1994 capital expenditures for InterCoast are approximately $82.6 million. Actual expenditures are dependent on overall InterCoast performance and general market conditions.

     InterCoast's aggregate amounts of maturities and cash sinking fund requirements for long-term debt outstanding at March
31, 1994 are $59 million for 1994 and $269 million for the years
1994-1998. Amounts due in 1994 are expected to be refinanced with debt instruments and operating cash flow.

     In January 1994, InterCoast renegotiated its unsecured revolving credit facility agreement. The renegotiation increased the amount of capital available from $65 million to $110 million.

The amended credit agreement matures February 14, 1996. Borrowings under this agreement may be on a fixed rate, floating rate or competitive bid rate basis. All such borrowings are without recourse to the parent Company. Borrowings at March 31, 1994 were $57 million at a weighted average interest cost of 4.3%.

Part II - Other Information

Item 5.  Other Events

Rate Matters

     See Note (b) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion of an Iowa electric rate filing.

Federal Gas Transition Costs

     See Note (c) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion of federal gas transition costs related to Federal Energy Regulatory
Commission Order No. 636.

Environmental Matters

     See Note (f) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion related to manufactured gas plant sites and Clean Air Act legislation.

Common Shares

     On April 22, 1994, the Company filed a Registration Statement for its new Dividend Reinvestment and Share Purchase Plan. This Plan provides for the issuance of new shares with dividends reinvested and with optional cash investments by shareholders, effective with the June 1, 1994 dividend. The additional cash obtained is expected to be used to fund current and future utility construction expenditures. Previously, shares for the Company's Dividend Reinvestment Plan were purchased on the open market.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit
       No.            Description of Document

      23.A            Consent of Deloitte & Touche

      23.B            Consent of Arthur Andersen & Co.

(b) Reports on Form 8-K - None
                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             Iowa-Illinois Gas and Electric Company
                          (Registrant)


Date:  April 29, 1994              By  /s/ L. E. Cooper
                                   L. E. Cooper
                                   Vice President-Finance
                                   (Chief Financial Officer)


Date:  April 29, 1994              By  /s/ K. M. Giger
                                   K. M. Giger
                                   Secretary and Treasurer