Form 10-Q
period 1994-06-30
IOWA ILLINOIS GAS & ELECTRIC CO
filed 1994-08-03
CIK 52491

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1994

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

Yes  X   No ____

Common shares outstanding at June 30, 1994         29,501,416

                                                       Part I.  Quarterly Financial Information

                                             IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
                                               CONSOLIDATED STATEMENTS OF INCOME

                                                           Second Quarter Ended      Six Months Ended
                                                                June 30,                 June 30,
                                                            1994        1993         1994        1993
                                                             (In thousands, except per share amounts)
                                                                           (Unaudited)


  OPERATING REVENUES
    Electric                                               $89,108     $82,919     $173,716    $159,266
    Gas                                                     25,324      31,695      125,580     117,217
                                                           114,432     114,614      299,296     276,483

  OPERATING EXPENSES AND TAXES
    Operation-
      Cost of gas sold                                      13,794      19,754       88,833      81,734
      Cost of fuel, energy and capacity                     15,668      16,296       35,843      30,958
      Other operation                                       26,872      24,768       54,069      47,567
    Maintenance                                             10,254       8,863       22,282      18,082
    Provision for depreciation                              15,417      14,550       30,800      29,019
    Depreciation and equity funds
      recovered under Louisa Phase-In Clause                  -          1,185         -          2,370
    Income taxes                                             6,106       4,569       13,041      12,525
    Property and other taxes                                 8,729       8,021       18,032      17,307
                                                            96,840      98,006      262,900     239,562

  OPERATING INCOME                                          17,592      16,608       36,396      36,921

  OTHER INCOME
    InterCoast Energy Company -
      Oil and gas revenues                                  15,787      13,981       31,562      25,602
      Other income                                           7,949       6,739       17,574      15,352
      Expenses, including interest and
        provision for income taxes                         (20,680)    (17,431)     (42,373)    (32,984)
      Net income of InterCoast Energy Company                3,056       3,289        6,763       7,970
    Allowance for equity funds
      used during construction                                (145)       -              31        -
    Miscellaneous                                             (480)       (213)        (147)       (613)
                                                             2,431       3,076        6,647       7,357

  INCOME BEFORE UTILITY INTEREST CHARGES                    20,023      19,684       43,043      44,278

  UTILITY INTEREST CHARGES
    Interest on long-term debt                               5,925       6,235       11,785      12,471
    Other interest expense                                     252         400          537         795
    Allowance for borrowed funds
      used during construction                                (365)       (296)        (580)       (584)
                                                             5,812       6,339       11,742      12,682

  NET INCOME                                                14,211      13,345       31,301      31,596

  PREFERRED AND PREFERENCE
    DIVIDEND REQUIREMENTS                                    1,204       1,246        2,406       2,500

  NET INCOME ON COMMON SHARES                              $13,007     $12,099      $28,895     $29,096


  AVERAGE COMMON SHARES OUTSTANDING                         29,394      29,333       29,372      29,331

  NET INCOME PER AVERAGE
    COMMON SHARE OUTSTANDING                                 $0.44       $0.41        $0.98       $0.99

  CASH DIVIDENDS DECLARED AND
    PAID PER COMMON SHARE                                  $0.4325     $0.4325       $0.865      $0.865

  The accompanying notes to consolidated financial statements are an intergral part of these statements.

                                             -1-

                                         IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                6-30-94     12-31-93
                                                                               (In thousands, except
                                                                                   share amounts)
                                                                                     (Unaudited)


              PROPERTY AND OTHER ASSETS
     UTILITY PLANT, at original cost
        Electric                                                              $1,294,398  $1,279,700
        Gas                                                                      269,885     271,342
                                                                               1,564,283   1,551,042
        Less--Accumulated provision for depreciation                             626,311     605,708
                                                                                 937,972     945,334
        Nuclear fuel, net of accumulated amortization                             27,761      25,120
        Construction work in progress                                             35,189      22,791
                                                                               1,000,922     993,245
     CURRENT ASSETS
        Cash and cash equivalents                                                 13,268      17,844
        Accounts receivable, less reserves of $ 1,161 and $1,165                  36,534      43,389
        Accrued unbilled revenues                                                 16,239      22,182
        Inventories                                                               30,978      35,597
        Deferred gas expense                                                          50       5,794
        Other                                                                     15,327      18,246
                                                                                 112,396     143,052
     INVESTMENTS
        InterCoast Energy Company                                                528,250     501,829
        Nuclear decommissioning trust fund                                        44,977      39,470
        Corporate-owned life insurance                                            12,853      12,836
                                                                                 586,080     554,135
     OTHER ASSETS
        Regulatory assets                                                         95,697      92,828
        Other                                                                     10,624      10,303
                                                                                 106,321     103,131

                                                                               1,805,719   1,793,563
              CAPITALIZATION AND LIABILITIES
     CAPITALIZATION
     COMMON SHAREHOLDERS' EQUITY
        Common shares--authorized 80,000,000 shares--outstanding 29,501,416 and
           29,352,173 shares stated at                                           283,091     280,009
        Retained earnings                                                        222,845     219,371
        Other                                                                     (1,837)         32
                                                                                 504,099     499,412
     PREFERRED SHARES--authorized 400,000 shares, cumulative
        --outstanding 198,288 shares not subject to mandatory redemption          19,829      19,829
     PREFERENCE SHARES--authorized 2,386,250 shares, cumulative
        --outstanding 500,000 shares subject to mandatory redemption              50,000      50,000

     LONG-TERM DEBT
        First Mortgage Bonds                                                     323,685     323,625
        Pollution Control Obligations                                             48,133      48,275
        InterCoast Energy Company                                                261,500     242,500
                                                                                 633,318     614,400
     TOTAL CAPITALIZATION                                                      1,207,246   1,183,641

     CURRENT LIABILITIES
        Notes payable                                                             31,500      31,000
        Debt redeemable within one year                                           59,145      59,232
        Accounts payable                                                          31,955      44,847
        Accrued taxes                                                             24,227      24,913
        Accrued interest                                                          11,490      11,413
        Accrued gas expense                                                       10,296      11,745
        Other                                                                     13,373      18,322
                                                                                 181,986     201,472
     OTHER LIABILITIES
        Capital lease obligations                                                  9,791      10,036
        Accumulated provision for nuclear decommissioning                         44,977      39,470
        Other                                                                     42,833      42,984
                                                                                  97,601      92,490
     ACCUMULATED DEFERRED INCOME TAXES                                           278,611     274,605
     ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                  40,275      41,355

                                                                              $1,805,719  $1,793,563

     The accompanying notes to consolidated financial statements are an integral part of these statements.
                                                                 -2-

                                   IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                              June 30,
                                                                         1994         1993
                                                                           (In thousands)
                                                                             (Unaudited)

        CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                                   $31,301      $31,596
           Adjustments to reconcile net income
              to net cash from operating activities -
                 Depreciation                                            32,800       31,341
                 Depletion                                                8,688        6,156
                 Depreciation and equity funds recovered under
                    Louisa Phase-In Clause                                  -          2,370
                 Nuclear fuel amortization                                3,651        4,175
                 Deferred income taxes, net                               4,786        6,493
                 Tax credits, net                                        (1,080)      (1,127)
                 Net gain on disposition of securities                   (2,264)      (1,781)
                 Allowance for equity funds used during construction        (31)         -
                 Changes in current assets and liabilities
                    Accounts receivable                                   6,855        9,187
                    Accrued unbilled revenues                             5,943        6,861
                    Inventories                                           4,619        4,854
                    Deferred and accrued gas expense                      4,295        7,803
                    Accounts payable                                    (12,992)      (3,145)
                    Accrued taxes                                          (686)      (2,059)
                    Other current assets and liabilities                 (1,797)      (9,981)
                 Energy-efficiency program cost deferrals, net           (3,651)      (3,284)
                 Other                                                   (3,329)      (2,180)
           Net cash from operating activities                            77,108       87,279

        CASH FLOWS FROM INVESTING ACTIVITIES
           Utility plant expenditures                                   (32,660)     (27,746)
           Nuclear fuel expenditures                                     (6,292)      (5,596)
           Allowance for equity funds used during construction               31          -
           Nuclear decommissioning trust fund                            (4,472)      (4,052)
           Oil and gas investments                                      (17,233)     (14,449)
           Purchase of investments                                      (32,080)     (50,078)
           Sale of investments                                           13,819       24,066
           Other                                                          2,706        1,262
           Net cash from investing activities                           (76,181)     (76,593)

        CASH FLOWS FROM FINANCING ACTIVITIES
           Common shares issued                                           3,094         -
           Preference shares redeemed                                       -           (575)
           Long-term debt issued                                            -         75,865
           Long-term debt retired                                          (232)     (78,143)
           Long-term borrowings of InterCoast Energy Company -
              Increase in unsecured revolving credit facility            19,000       13,300
           Increase in short-term borrowings                                500        3,500
           Dividends paid                                               (27,834)     (27,879)
           Issuance expense                                                 (31)        (944)
           Net cash from financing activities                            (5,503)     (14,876)

        NET DECREASE IN CASH AND CASH EQUIVALENTS                        (4,576)      (4,190)

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 17,844       20,827

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $13,268      $16,637

        SUPPLEMENTAL CASH FLOW INFORMATION
           Cash paid during the periods for -
              Interest (net of amounts capitalized)                     $24,323      $25,679
              Income taxes                                               10,509        9,312

        The accompanying notes to consolidated financial statements are an integral part of these statements.


                                               -3-

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

     (c)  In April 1992, the Federal Energy Regulatory Commission
(FERC) issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. The amount of transition costs which the FERC may ultimately authorize the pipelines to bill the Company is estimated to be $35 to $50 million. The Illinois Commerce Commission has allowed the Company to include provisions for such costs in its customer billings. Rehearing was granted to two intervenors and additional information was received. The two intervenors filed a petition for interlocutory review which was denied. Provisions for such costs are also being included in customer billings in Iowa.

     (d) The allowance for funds used during construction (AFUDC) includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the Federal Energy Regulatory Commission
(FERC). The FERC's Uniform System of Accounts defines AFUDC as the net cost of borrowed funds used for construction and a reasonable rate to reflect the costs of other funds so used.
In the first six months of 1994 and 1993, AFUDC rates were 4.3% and 3.5%, respectively, compounded semi-annually. Under FERC rules, if average short-term debt outstanding exceeds construction work in progress (CWIP), all CWIP is assumed to have been financed with short-term debt. This was the condition in 1993. While currently capitalized AFUDC does not represent a current source of cash, it does represent a basis for future sources of cash through the inclusion in rates of depreciation charges and allowance for returns on investment.

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

     (f) The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At June 30, 1994, an estimated liability of $3.3 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation.
The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Clean Air Act legislation was signed into law in November 1990. The Company has four jointly and one wholly owned coal-fired generating stations which represent approximately 65% of the Company's electric generating capability. Each of these facilities will be impacted to varying degrees by the legislation.

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

     (g) Expenses of InterCoast include interest expense as follows:

                                          June 30,
                                  1994                1993

     Three Months Ended. . . .$ 6,417,000         $ 6,009,000
     Six Months Ended. . . . .$12,658,000         $11,934,000

     (h) On July 27, 1994, the Company and Midwest Resources Inc. announced a strategic "merger of equals" to form MidAmerican Energy Company. Under the proposed merger, MidAmerican Energy Company will be structured as a utility with the Company, Midwest Resources Inc. and Midwest Power Systems Inc. being merged into the new company.

     MidAmerican will be the largest electric and gas utility operating in Iowa with combined revenues of approximately $1.8 billion, combined assets of approximately $4.4 billion and total capitalization of approximately $2.7 billion. Midwest's common shareholders will receive one share of MidAmerican for each Midwest share and the Company's shareholders will receive 1.47 shares of MidAmerican for each Company share. The boards of directors anticipate that MidAmerican will initially have an indicated annual common stock dividend of $1.20 per share.

     The merger is subject to approval by the shareholders of the Company and Midwest Resources Inc. and the following regulatory agencies: the FERC, and the state regulators in Iowa, Illinois and South Dakota. Completion of the merger is expected in the second half of 1995.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Operating Revenues

     Electric revenues increased in the second quarter and first six months of 1994 compared to the corresponding periods in 1993 primarily due to higher rates, increased sales for resale and increased retail unit sales. These increases were partially offset by lower fuel and energy cost billings to retail customers.

     A temporary annual electric rate increase in Iowa of $6.8
million was implemented July 26, 1993. Final rates at the $6.8 million increase level became effective April 15, 1994.

     On July 28, 1993, an annual electric rate increase in Illinois of $9.6 million became effective following ICC approval. On January 15, 1994, an additional electric increase of $230,000 related to the increase in the federal corporate income tax rate became effective on rehearing. Also on rehearing, the ICC approved a rate rider which permits the Company to recover costs of investigation, remediation and litigation relating to former manufactured gas plant sites. In addition, on January 1, 1994, nuclear decommissioning costs included in Illinois customer billings through a rate rider were increased by $1.2 million annually. The previously mentioned rate increases were partially offset by $1.7 million and $3.2 million decreases in revenues for the second quarter and first six months of 1994, respectively, reflecting the expiration of the Company's Louisa Phase-In Clause on June 30, 1993. Increased revenues collected through rate riders relating to former manufactured gas plant sites and nuclear decommissioning and the decreased revenues from expiration of the Louisa Phase-In Clause will not affect net income due to a corresponding increase or decrease in costs.

     Increased retail unit sales reflect warmer weather and increases in industrial usage in the second quarter of 1994 compared to the second quarter of 1993.

     As noted above, the increases in electric revenues were partially offset by decreased fuel and energy cost billings to retail customers. Variations in fuel and energy cost billings reflect corresponding changes in fuel and purchased energy costs and, thus, do not affect net income.

     The changes in electric revenues are shown below:

                             Revenue Increase (Decrease) from Prior Period
                              Second Quarter 1994    Six Months June 1994
                             to Second Quarter 1993 to Six Months June 1993
                                             (In thousands)

Change in Retail Fuel and Energy
  Adjustment Clause Billings        $ (2,200)              $   (500)

Change in Retail Unit Sales            3,800                  3,800

Change in Sales for Resale               800                  4,700

Change Due to the Effect of
  Higher Rates                         3,700                  6,400

                                    $  6,100               $ 14,400



     Gas revenues decreased in the second quarter of 1994 compared to the second quarter of 1993. The principal factors contributing to the decrease were lower purchased gas cost billings and decreased sales volumes reflecting temperatures which were 17% warmer than the second quarter of 1993 (when measured by heating degree days). Variations in purchased gas cost billings reflect corresponding changes in cost of gas sold and, thus, do not affect net income. Partially offsetting these decreases were higher rates.

     Gas revenues increased in the first six months of 1994 compared to the first six months of 1993. The principal factors contributing to the increase were higher purchased gas cost billings, increased sales volumes reflecting temperatures which were slightly colder than the first six months of 1993 and higher rates. Variations in purchased gas cost billings reflect corresponding changes in cost of gas sold and, thus, do not affect net income.

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

     The changes in gas revenue are shown below:

                             Revenue Increase (Decrease) from Prior Period
                              Second Quarter 1994    Six Months June 1994
                            to Second Quarter 1993  to Six Months June 1993
                                            (In thousands)

Change in Purchased Gas
  Adjustment Clause Billings       $(3,500)                $ 6,000

Change in Unit Sales                (3,000)                  1,600

Change Due to the Effect of
  Higher Rates                         200                     800

                                   $(6,300)                $ 8,400


Operation

     Cost of gas sold decreased in the second quarter of 1994 compared to the second quarter of 1993 primarily due to lower gas purchases reflecting warmer temperatures in the second quarter of 1994.

     Cost of gas sold increased in the first six months of 1994 compared to the first six months of 1993 primarily due to increased purchased gas costs from suppliers and higher gas purchases reflecting slightly colder temperatures in the first six months of 1994.

     Changes in the cost of electric fuel, energy and capacity reflect fluctuations in generation mix, fuel cost and energy and capacity purchases. Decreased fuel, energy and capacity costs in the second quarter of 1994 compared to the second quarter of 1993 are primarily due to decreased average unit fuel and energy costs partially offset by increased total sales. Increased fuel, energy and capacity costs in the first six months of 1994 compared to the first six months of 1993 are primarily due to increased average unit fuel and energy costs and increased total sales.

     Other operation and maintenance increased in the second quarter and first six months of 1994 compared to the corresponding periods in 1993 primarily due to increased costs at the Quad-Cities Nuclear Power Station.

Depreciation and Equity Funds
Recovered Under Louisa Phase-In Clause

     The decrease in the amount recovered under the Louisa Phase-
In Clause in the second quarter and first six months of 1994 compared to the corresponding periods in 1993 reflects the expiration of the Louisa Phase-In Clause on June 30, 1993.


Oil and Gas Revenues of InterCoast Energy Company

     Oil and gas revenues of InterCoast increased in the second quarter of 1994 compared to the second quarter of 1993 primarily due to higher production volumes, partially offset by lower oil and gas prices.

     Oil and gas revenues of InterCoast increased in the first six months of 1994 compared to the first six months of 1993 primarily due to higher production volumes and higher gas prices, partially offset by lower oil prices.


Other Income of InterCoast Energy Company

     Other income of InterCoast increased in the second quarter of 1994 compared to the second quarter of 1993 primarily due to increased gains on the disposition of direct holdings in common stock.

     Other income of InterCoast increased in the first six months of 1994 compared to the first six months of 1993 primarily due to greater income from special purpose funds.


Expenses of InterCoast Energy Company

     Expenses of InterCoast increased in the second quarter and first six months of 1994 compared to the corresponding periods in 1993 primarily due to greater oil and gas expenses.

Other Matters

     On July 27, 1994, the Company and Midwest Resources Inc. announced a strategic "merger of equals" to form MidAmerican Energy Company. Under the proposed merger, MidAmerican Energy Company will be structured as a utility with the Company, Midwest Resources Inc. and Midwest Power Systems Inc. being merged into the new company.

     MidAmerican will be the largest electric and gas utility operating in Iowa with combined revenues of approximately $1.8 billion, combined assets of approximately $4.4 billion and total capitalization of approximately $2.7 billion. Midwest's common shareholders will receive one share of MidAmerican for each Midwest share and the Company's shareholders will receive 1.47 shares of MidAmerican for each Company share. The boards of directors anticipate that MidAmerican will initially have an indicated annual common stock dividend of $1.20 per share.

     The merger is subject to approval by the shareholders of the Company and Midwest Resources Inc. and the following regulatory agencies: the FERC, and the state regulators in Iowa, Illinois and South Dakota. Completion of the merger is expected in the second half of 1995.

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

     At June 30, 1994 and December 31, 1993, the Company had
$31.5 million and $31 million, respectively, of outstanding short-term commercial paper notes.

     In April 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. The amount of transition costs which the FERC may ultimately authorize the pipelines to bill the Company is estimated to be $35 to $50 million. The ICC has allowed the Company to include provisions for such costs in its customer billings. Rehearing was granted to two intervenors and additional information was received. The two intervenors filed a petition for interlocutory review which was denied. Provisions for such costs are also being included in customer billings in Iowa.

     The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At June 30, 1994, an estimated liability of $3.3 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation.
The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Clean Air Act legislation was signed into law in November 1990. The Company has four jointly and one wholly owned coal-fired generating stations which represent approximately 65% of the Company's electric generating capability. Each of these facilities will be impacted to varying degrees by the legislation.

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

     InterCoast's aggregate amounts of maturities and cash sinking fund requirements for long-term debt outstanding at June
30, 1994 are $59 million for 1994 and $275.5 million for the years 1994-1998. Amounts due in 1994 are expected to be refinanced with debt instruments and operating cash flow.

     In January 1994, InterCoast renegotiated its unsecured revolving credit facility agreement. The renegotiation increased the amount of capital available from $65 million to $110 million. The amended credit agreement matures February 14, 1996. Borrowings under this agreement may be on a fixed rate, floating rate or competitive bid rate basis. All such borrowings are without recourse to the parent Company. Borrowings at June 30, 1994 were $63.5 million at a weighted average interest cost of 5.1%.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of the Company held on April 28, 1994, ten directors were elected by cumulative voting to hold office until the next Annual Meeting and until their successors shall have been duly elected and qualified. The name of each nominee elected as a director and the number of votes cast for or withheld from voting for such nominee, in accordance with applicable cumulative voting procedures, is set forth below:

          Nominee        Votes For    Votes Withheld*

     Stanley J. Bright   24,752,146     378,099
     John W. Colloton    24,608,124     378,099
     Lance E. Cooper     24,757,931     378,099
     Frank S. Cottrell   24,728,501     378,099
     William C. Fletcher 24,590,239     378,099
     Mel Foster, Jr.     24,633,346     378,099
     Nancy L. Seifert    24,716,513     378,099
     Stephen E. Shelton  24,749,855     378,099
     W. Scott Tinsman    24,747,374     378,099
     Leonard L. Woodruff 24,754,502     378,099

     * The number shown is equal to the number of shares as to which authority to vote was withheld as to all nominees. Such number excludes shares as to which authority to vote was withheld as to one or more (but less than all) nominees. Under cumulative voting, the votes of the shares withheld from one or more nominees were distributed by the proxyholders among the other nominees.

Certain proxies marked by hand to "abstain" from voting were treated as withholding authority to vote for any nominee. There were no broker non-votes for directors.

     Also at the Annual Meeting, shareholders adopted an amendment to the First Restated Articles of Incorporation, limiting each director's monetary liability to the Company and its shareholders arising from a breach of the director's fiduciary duty, as permitted by recent changes to Illinois law. The votes cast related to this amendment were as follows:

                       Number of Votes

     For                 22,948,331
     Against              1,572,343
     Abstain                576,525
     Broker non-votes     2,144,837

     Finally, at the Annual Meeting, shareholders adopted the 1994 Key Employee Sustained Performance Plan, a long-term incentive plan for Senior Officers of the Company, under which the Company may issue from time to time up to 100,000 of its common shares to participants in the Plan. The votes cast related to this plan were as follows:

                       Number of Votes

     For                 21,478,565
     Against              2,989,653
     Abstain                627,918
     Broker non-votes     2,144,837

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

Merger Announced

     See Note (h) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion related to the announced merger of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. into a new utility, MidAmerican Energy
Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit 3.A -  Article Eleven of the First Restated
                    Articles of Incorporation of Iowa-Illinois
                    Gas and Electric Company as amended

(b) Reports on Form 8-K

     A report on Form 8-K dated July 29, 1994 was filed. The report included under "Item 5 Other Events" and "Item 7 Financial Statements and Exhibits" information related to the merger of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. with and into MidAmerican Energy Company.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Iowa-Illinois Gas and Electric Company
                               (Registrant)


Date:  August 3, 1994         By   L. E. Cooper
                              L. E. Cooper
                              Vice President-Finance
                              (Chief Financial Officer)


Date:  August 3, 1994         By   K. M. Giger
                              K. M. Giger
                              Secretary and Treasurer