Form 10-Q
period 1994-09-30
IOWA ILLINOIS GAS & ELECTRIC CO
filed 1994-11-10
CIK 52491

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1994

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

Yes  X   No ____

Common shares outstanding at September 30, 1994    29,637,321

                                             Part I.  Quarterly Financial Information

                                             IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
                                               CONSOLIDATED STATEMENTS OF INCOME

                                                            Third Quarter Ended      Nine Months Ended
                                                               September 30,            September 30,
                                                            1994        1993         1994        1993
                                                             (In thousands, except per share amounts)
                                                                           (Unaudited)


  OPERATING REVENUES
    Electric                                              $103,475    $105,324     $277,191    $264,591
    Gas                                                     20,446      22,396      146,025     139,614
                                                           123,921     127,720      423,216     404,205

  OPERATING EXPENSES AND TAXES
    Operation-
      Cost of gas sold                                      10,496      12,330       99,328      94,064
      Cost of fuel, energy and capacity                     16,669      20,991       52,512      51,949
      Other operation                                       25,544      26,415       79,613      73,983
    Maintenance                                             10,957      10,239       33,239      28,321
    Provision for depreciation                              15,473      14,771       46,273      43,790
    Depreciation and equity funds
      recovered under Louisa Phase-In Clause                  -           -            -          2,370
    Income taxes                                            11,827      10,747       24,868      23,272
    Property and other taxes                                 8,046       8,356       26,078      25,664
                                                            99,012     103,849      361,911     343,413

  OPERATING INCOME                                          24,909      23,871       61,305      60,792

  OTHER INCOME
    InterCoast Energy Company -
      Oil and gas revenues                                  14,634      12,662       46,196      38,264
      Other income                                           7,787       6,259       25,361      21,611
      Expenses, including interest and
        provision for income taxes                         (20,386)    (17,346)     (62,759)    (50,330)
      Net income of InterCoast Energy Company                2,035       1,575        8,798       9,545
    Allowance for equity funds
      used during construction                                 257        -             288        -
    Miscellaneous                                             (522)       (205)        (669)       (818)
                                                             1,770       1,370        8,417       8,727

  INCOME BEFORE UTILITY INTEREST CHARGES                    26,679      25,241       69,722      69,519

  UTILITY INTEREST CHARGES
    Interest on long-term debt                               5,932       5,731       17,717      18,202
    Other interest expense                                     496         521        1,033       1,316
    Allowance for borrowed funds
      used during construction                                (379)       (174)        (959)       (758)
                                                             6,049       6,078       17,791      18,760

  NET INCOME                                                20,630      19,163       51,931      50,759

  PREFERRED AND PREFERENCE
    DIVIDEND REQUIREMENTS                                    1,203       1,242        3,610       3,742

  NET INCOME ON COMMON SHARES                              $19,427     $17,921      $48,321     $47,017


  AVERAGE COMMON SHARES OUTSTANDING                         29,541      29,342       29,429      29,335

  NET INCOME PER AVERAGE
    COMMON SHARE OUTSTANDING                                 $0.66       $0.61        $1.64       $1.60

  CASH DIVIDENDS DECLARED AND
    PAID PER COMMON SHARE                                  $0.4325     $0.4325      $1.2975     $1.2975

  The accompanying notes to consolidated financial statements are an intergral part of these statements.

                                         IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                9-30-94     12-31-93
                                                                               (In thousands, except
                                                                                   share amounts)
              PROPERTY AND OTHER ASSETS                                             (Unaudited)

     UTILITY PLANT, at original cost
        Electric                                                              $1,289,041  $1,279,700
        Gas                                                                      281,861     271,342
                                                                               1,570,902   1,551,042
        Less--Accumulated provision for depreciation                             635,401     605,708
                                                                                 935,501     945,334
        Nuclear fuel, net of accumulated amortization                             27,700      25,120
        Construction work in progress                                             43,230      22,791
                                                                               1,006,431     993,245
     CURRENT ASSETS
        Cash and cash equivalents                                                  8,104      17,844
        Accounts receivable, less reserves of $1,100 and $1,165                   34,857      43,389
        Accrued unbilled revenues                                                 13,742      22,182
        Inventories                                                               39,178      35,597
        Deferred gas expense                                                       1,862       5,794
        Other                                                                     15,982      18,246
                                                                                 113,725     143,052
     INVESTMENTS
        InterCoast Energy Company                                                521,503     501,829
        Nuclear decommissioning trust fund                                        47,543      39,470
        Corporate-owned life insurance                                            13,381      12,836
                                                                                 582,427     554,135
     OTHER ASSETS
        Regulatory assets                                                         97,565      92,828
        Other                                                                     11,315      10,303
                                                                                 108,880     103,131

                                                                               1,811,463   1,793,563
              CAPITALIZATION AND LIABILITIES
     CAPITALIZATION
     COMMON SHAREHOLDERS' EQUITY
        Common shares--authorized 80,000,000 shares--outstanding 29,637,321 and
           29,352,173 shares stated at                                           285,932     280,009
        Retained earnings                                                        229,504     219,371
        Other                                                                     (5,267)         32
                                                                                 510,169     499,412
     PREFERRED SHARES--authorized 400,000 shares, cumulative
        --outstanding 198,288 shares not subject to mandatory redemption          19,829      19,829
     PREFERENCE SHARES--authorized 2,386,250 shares, cumulative
        --outstanding 500,000 shares subject to mandatory redemption              50,000      50,000

     LONG-TERM DEBT
        First Mortgage Bonds                                                     323,715     323,625
        Pollution Control Obligations                                             48,133      48,275
        InterCoast Energy Company                                                208,000     242,500
                                                                                 579,848     614,400
     TOTAL CAPITALIZATION                                                      1,159,846   1,183,641

     CURRENT LIABILITIES
        Short-term debt                                                           80,000      31,000
        Debt redeemable within one year                                           63,145      59,232
        Accounts payable                                                          29,304      44,847
        Accrued taxes                                                             28,092      24,913
        Accrued interest                                                          11,942      11,413
        Accrued gas expense                                                        4,342      11,745
        Other                                                                     16,480      18,322
                                                                                 233,305     201,472
     OTHER LIABILITIES
        Capital lease obligations                                                  9,668      10,036
        Accumulated provision for nuclear decommissioning                         47,543      39,470
        Other                                                                     43,768      42,984
                                                                                 100,979      92,490
     ACCUMULATED DEFERRED INCOME TAXES                                           277,599     274,605
     ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                  39,734      41,355

                                                                              $1,811,463  $1,793,563

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                 -2-


                                   IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         1994         1993
                                                                           (In thousands)
                                                                             (Unaudited)

        CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                                   $51,931      $50,759
           Adjustments to reconcile net income
              to net cash from operating activities -
                 Depreciation                                            49,315       47,507
                 Depletion                                               13,374        9,093
                 Depreciation and equity funds recovered under
                    Louisa Phase-In Clause                                 -           2,370
                 Nuclear fuel amortization                                5,447        6,093
                 Deferred income taxes, net                               5,799        7,651
                 Tax credits, net                                        (1,621)      (1,667)
                 Net gain on disposition of securities                   (3,995)      (2,234)
                 Allowance for equity funds used during construction       (288)        -
                 Changes in current assets and liabilities
                    Accounts receivable                                   8,532        4,784
                    Accrued unbilled revenues                             8,440        8,021
                    Inventories                                          (3,581)        (177)
                    Deferred and accrued gas expense                     (3,471)         155
                    Accounts payable                                    (15,643)      (5,181)
                    Accrued taxes                                         3,179       (5,251)
                    Other current assets and liabilities                    915      (10,097)
                 Energy-efficiency program cost deferrals, net           (5,955)      (4,642)
                 Other                                                   (2,046)        (401)
           Net cash from operating activities                           110,332      106,783

        CASH FLOWS FROM INVESTING ACTIVITIES
           Utility plant expenditures                                   (51,321)     (41,218)
           Nuclear fuel expenditures                                     (8,027)      (5,595)
           Allowance for equity funds used during construction              288          -
           Nuclear decommissioning trust fund                            (6,758)      (5,932)
           Oil and gas investments                                      (31,814)     (65,270)
           Purchase of investments                                      (38,607)     (55,259)
           Sale of investments                                           31,111       60,083
           Other                                                          2,639        1,111
           Net cash from investing activities                          (102,489)    (112,080)

        CASH FLOWS FROM FINANCING ACTIVITIES
           Common shares issued                                           6,019         -
           Preference shares redeemed                                       -           (575)
           Long-term debt issued                                            -         75,865
           Long-term debt retired                                          (232)     (78,143)
           Increase in short-term borrowings                                -          6,000
           Borrowings of InterCoast Energy Company -
              Retirement of senior notes                                (51,000)         -
              Increase in unsecured revolving credit facility            20,500       29,500
              Increase in short-term borrowings                          49,000          -
           Dividends paid                                               (41,794)     (41,812)
           Issuance expense                                                 (76)        (969)
           Net cash from financing activities                           (17,583)     (10,134)

        NET DECREASE IN CASH AND CASH EQUIVALENTS                        (9,740)     (15,431)

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 17,844       20,827

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $8,104       $5,396

        SUPPLEMENTAL CASH FLOW INFORMATION
           Cash paid during the periods for -
              Interest (net of amounts capitalized)                     $36,521      $40,046
              Income taxes                                               12,003       16,435

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

     (b) On July 26, 1993, the Company implemented temporary electric rates in its Iowa jurisdiction designed to increase annual electric revenues by $6.8 million (3.8%). Final rates at the $6.8 million increase level became effective April 15, 1994.

     (c) On October 17, 1994, the Company filed an application with the Iowa Utilities Board to recover the costs of state-mandated energy-efficiency programs offered to Iowa electric and gas customers since 1992. Costs of the programs are to be recovered over four years, as required by Iowa law. The overall annual increase requested, including a return on deferred amounts and an allowance for performance rewards, is approximately $4.7 million (1.3%). The proposed effective date for cost recovery additions on customer bills is June 1, 1995.

     (d) In April 1992, the Federal Energy Regulatory Commission (FERC) issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. At September 30, 1994, the estimated remaining liability for transition costs which the FERC may authorize the pipelines to bill the Company is $40 million. The Illinois Commerce Commission (ICC) has allowed the Company to include provisions for such costs in its sales service and transportation customer billings. Provisions for such costs are also being included in sales service customer billings in Iowa.

     (e) The allowance for funds used during construction (AFUDC) includes the costs of equity and borrowed funds used to finance construction which are capitalized in accordance with rules prescribed by the FERC. The FERC's Uniform System of Accounts defines AFUDC as the net cost of borrowed funds used for construction and a reasonable rate to reflect the costs of other funds so used. In the first nine months of 1994 and 1993, AFUDC rates were 5.2% and 3.3%, respectively, compounded semi-annually. Under FERC rules, if average short-term debt outstanding exceeds construction work in progress (CWIP), all CWIP is assumed to have been financed with short-term debt. This was the condition in 1993. While currently capitalized AFUDC does not represent a current source of cash, it does represent a basis for future sources of cash through the inclusion in rates of depreciation charges and allowance for returns on investment.

     (f) On January 1, 1994, the Company adopted Statement of Financial Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under this statement, investments in debt and marketable equity securities of InterCoast Energy Company (InterCoast), the Company's wholly owned non-regulated subsidiary, are reported at fair value with net unrealized gains and losses reported as a net of tax amount in a separate component of shareholders' equity until realized. The adoption of SFAS 115 did not have a material effect on financial position or results of operations.

     (g) The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At September 30, 1994, an estimated liability of $3.3 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation. The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Clean Air Act legislation was signed into law in November 1990. The Company has four jointly and one wholly owned coal-fired generating stations which represent approximately 65% of the Company's electric generating capability. Each of these facilities will be impacted to varying degrees by the legislation.

     Only one unit at the wholly owned generating station, representing approximately 10% of the Company's electric generating capability, will be impacted by the emission reduction requirements effective in 1995. Beginning in 1995, this unit will be required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. The compliance strategy for this unit includes modifications to allow for burning low sulfur coal, modifications for nitrogen oxide control and installation of a new emission monitoring system. The Company's remaining construction expenditures relative to this work are estimated to be $4.9 million.

     The four generating stations not affected until 2000 already burn low sulfur coal, so additional capital costs will not be incurred for sulfur dioxide emission reduction requirements. Beginning in 2000, these facilities will be required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. Installation of low nitrogen oxide burners is required at one of these facilities and existing emission monitoring systems at all four facilities require upgrading. The Company's remaining construction cost for this work is estimated to be $1.4 million.

     It is anticipated that any costs incurred by the Company to comply with the Clean Air Act legislation would be included in the cost of service on which the Company's rates for utility service are based.

     (h) On September 21, 1994, InterCoast executed a $50 million bridge revolving credit agreement under substantially the same terms of its existing $110 million revolving credit facility. Borrowings under this agreement are without recourse to the parent Company. The purpose of the bridge revolving credit facility was to refinance current maturities of InterCoast's unsecured Senior Notes. The bridge facility has a 364-day term and may be terminated earlier upon notice. At September 30, 1994, InterCoast had $49 million outstanding under the bridge revolving credit facility at an average interest cost of 5.7%.

     (i)  Expenses of InterCoast include interest expense as follows:

                                       September 30,
                                  1994                1993

     Three Months Ended. . . .$ 6,601,000         $ 6,261,000
     Nine Months Ended. . . . $19,259,000         $18,195,000

     (j) On July 27, 1994, the Company and Midwest Resources Inc. announced a strategic "merger of equals" to form MidAmerican Energy Company. Under the proposed merger, MidAmerican Energy Company will be structured as a utility with the Company, Midwest Resources Inc. and Midwest Power Systems Inc. being merged into the new company.

     MidAmerican will be the largest electric and gas utility operating in Iowa with combined utility revenues of approximately $1.5 billion, combined assets of approximately $4.4 billion and total capitalization of approximately $2.7 billion. Midwest's common shareholders will receive one share of MidAmerican for each Midwest share and the Company's shareholders will receive 1.47 shares of MidAmerican for each Company share. It is anticipated that following the merger MidAmerican will initially pay dividends on its common stock at the rate of $1.20 per share per annum, subject to change from time to time by its board of directors based on its results of operations, financial condition, capital requirements and other relevant considerations.

     The merger is subject to approval by the shareholders of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. Special shareholder meetings for the purpose of obtaining such approval are scheduled for December 21, 1994. Approval is also required of the following regulatory agencies: the Nuclear Regulatory Commission (NRC), the FERC, and the state regulators in Iowa and Illinois. A filing also must be made with the United States Department of
Justice and the Federal Trade Commission.   Filings seeking such approvals were
made on October 28, 1994, in Iowa and Illinois. Other filings are expected to be made in November. Completion of the merger is expected in the second half of 1995.

     The Company's board of directors approved an amendment of the merger agreement as of September 27, 1994 authorizing, among other things, the call for redemption, prior to the date of the special meeting of shareholders to approve the proposed merger, of each of its series of preferred shares. This call was issued on November 7, 1994, for redemption to occur on December 15, 1994. The redemption will be made at a premium which will result in a charge to net income on common shares of $312,000. The amended merger agreement also provides that, as of the effective date of the merger, each series of Iowa-Illinois preference shares then outstanding will be converted into an equal number of shares of MidAmerican Energy Company preferred stock.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Operating Revenues

     Electric revenues decreased in the third quarter of 1994 compared to the third quarter of 1993 primarily due to lower sales for resale and lower fuel and energy cost billings to retail customers. These decreases were partially offset by higher retail rates and increased retail unit sales. Variations in fuel and energy cost billings reflect corresponding changes in fuel and purchased energy costs and, thus, do not affect net income.

     Electric revenues increased in the first nine months of 1994 compared to the first nine months of 1993 primarily due to higher retail rates and increased retail unit sales. These increases were partially offset by lower fuel and energy cost billings to retail customers and lower sales for resale.

     On July 26, 1993, the Company implemented temporary electric rates in its Iowa jurisdiction designed to increase annual electric revenues by $6.8 million. Final rates at the $6.8 million increase level became effective April 15, 1994.

     On July 28, 1993, an annual electric rate increase in Illinois of $9.6 million became effective following ICC approval. On January 15, 1994, an additional electric increase of $230,000 related to the increase in the federal corporate income tax rate became effective on rehearing. Also on rehearing, the ICC approved a rate rider which permits the Company to recover costs of investigation, remediation and litigation relating to former manufactured gas plant sites. In addition, on January 1, 1994, nuclear decommissioning costs included in Illinois customer billings through a rate rider were increased by $1.2 million annually. The previously mentioned rate increases were partially offset by a $3.2 million decrease in revenues for the first nine months of 1994 reflecting the expiration of the Company's Louisa Phase-In Clause on June 30, 1993 and by decreases of $240,000 and $440,000 for the third quarter and first nine months of 1994, respectively, related to billings to customers for the costs of energy-efficiency plans in Illinois. Increased revenues collected through rate riders relating to former manufactured gas plant sites and nuclear decommissioning and the decreased revenues from expiration of the Louisa Phase-In Clause and lower energy-efficiency plan billings will not affect net income due to a corresponding increase or decrease in costs.

     Increased retail unit sales reflect increases in commercial and industrial usage in the third quarter and first nine months of 1994 compared to the corresponding periods in 1993.

     The changes in electric revenues are shown below:

                            Revenue Increase (Decrease) from Prior Period
                             Third Quarter 1994    Nine Months Sept. 1994
                            to Third Quarter 1993 to Nine Months Sept. 1993
                                            (In thousands)

Change in Retail Fuel and Energy
  Adjustment Clause Billings        $(   500)              $( 1,000)

Change in Retail Unit Sales            1,200                  5,000

Change in Sales for Resale           ( 4,800)               (   100)

Change Due to the Effect of
  Higher Rates                         2,300                  8,700

                                    $( 1,800)              $ 12,600



     Gas revenues decreased in the third quarter of 1994 compared to the third quarter of 1993. The principal factor contributing to the decrease was lower purchased gas cost billings. In the third quarter of 1994, higher rates in Illinois, as discussed below, were offset by a decrease of $170,000 in energy-efficiency plan billings. Variations in purchased gas cost billings reflect corresponding changes in cost of gas sold and, thus, do not affect net income. Changes in energy-efficiency plan billings do not affect net income due to corresponding changes in costs.

     Gas revenues increased in the first nine months of 1994 compared to the first nine months of 1993. The principal factors contributing to the increase were higher purchased gas cost billings, higher rates, and increased industrial and transportation sales. Variations in purchased gas cost billings reflect corresponding changes in cost of gas sold and, thus, do not affect net income.

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

     The changes in gas revenue are shown below:

                        Revenue Increase (Decrease) from Prior Period
                         Third Quarter 1994    Nine Months Sept. 1994
                       to Third Quarter 1993  to Nine Months Sept. 1993
                                     (In thousands)

Change in Purchased Gas
  Adjustment Clause Billings     $(1,200)                $ 4,800

Change in Unit Sales              (  800)                    800

Change Due to the Effect of
  Higher Rates                       -                       800

                                 $(2,000)                $ 6,400


Operation

     Cost of gas sold decreased in the third quarter of 1994 compared to the third quarter of 1993 primarily due to decreased purchased gas costs from suppliers.

     Cost of gas sold increased in the first nine months of 1994 compared to the first nine months of 1993 primarily due to increased purchased gas costs from suppliers.

     Changes in the cost of electric fuel, energy and capacity reflect fluctuations in generation mix, fuel cost and energy and capacity purchases. Decreased fuel, energy and capacity costs in the third quarter of 1994 compared to the third quarter of 1993 are primarily due to lower total sales and lower average unit fuel and energy costs.

     Other operation and maintenance increased in the first nine months of 1994 compared to the first nine months of 1993 primarily due to increased costs at the Quad-Cities Nuclear Power Station (Quad-Cities). The Company has been advised by ComEd, operator and 75 percent owner of Quad-Cities Station, that the station continues to be included by the NRC on its list of plants with adverse performance trends. The Company anticipates the current increased expenditure levels by ComEd at Quad-Cities Station will continue.


Depreciation and Equity Funds
Recovered Under Louisa Phase-In Clause

     The decrease in the amount recovered under the Louisa Phase-In Clause in the first nine months of 1994 compared to the corresponding period in 1993 reflects the expiration of the Louisa Phase-In Clause on June 30, 1993.


Oil and Gas Revenues of InterCoast Energy Company

     Oil and gas revenues of InterCoast increased in the third quarter of 1994 compared to the third quarter of 1993 primarily due to higher production volumes and higher oil prices, partially offset by lower gas prices.

     Oil and gas revenues of InterCoast increased in the first nine months of 1994 compared to the first nine months of 1993 primarily due to higher production volumes, partially offset by lower oil and gas prices.


Other Income of InterCoast Energy Company

     Other income of InterCoast increased in the third quarter and first nine months of 1994 compared to the corresponding periods in 1993 primarily due to greater income from special purpose funds and increased gains on the disposition of direct holdings in common stock.


Expenses of InterCoast Energy Company

     Expenses of InterCoast increased in the third quarter and first nine months of 1994 compared to the corresponding periods in 1993 primarily due to greater oil and gas expenses.


Allowance for Funds Used During Construction

     The increase in the total allowance for the third quarter and first nine months of 1994 compared to the corresponding periods in 1993 is primarily due to a higher AFUDC rate, 5.2% compared to 3.3%, and higher construction work in progress balances. Under FERC rules, if average short-term debt outstanding exceeds construction work in progress (CWIP), all CWIP is assumed to have been financed with short-term debt. This was the condition in 1993.


Other Matters

     On July 27, 1994, the Company and Midwest Resources Inc. announced a strategic "merger of equals" to form MidAmerican Energy Company. Under the proposed merger, MidAmerican Energy Company will be structured as a utility with the Company, Midwest Resources Inc. and Midwest Power Systems Inc. being merged into the new company.

     MidAmerican will be the largest electric and gas utility operating in Iowa with combined utility revenues of approximately $1.5 billion, combined assets of approximately $4.4 billion and total capitalization of approximately $2.7 billion. Midwest's common shareholders will receive one share of MidAmerican for each Midwest share and the Company's shareholders will receive
1.47 shares of MidAmerican for each Company share. It is anticipated that following the merger MidAmerican will initially pay dividends on its common stock at the rate of $1.20 per share per annum, subject to change from time to time by its board of directors based on its results of operations, financial condition, capital requirements and other relevant considerations.

     The merger is subject to approval by the shareholders of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. Special shareholder meetings for the purpose of obtaining such approval are scheduled for December 21, 1994. Approval is also required of the following regulatory agencies: the NRC, the FERC, and the state regulators in Iowa and Illinois. A filing must also be made with the United States Department of Justice and the Federal Trade Commission. Filings seeking such approvals were made on October 28, 1994, in Iowa and Illinois. Other filings are expected to be made in November. Completion of the merger is expected in the second half of 1995.


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

     The Company's board of directors approved an amendment of the merger agreement as of September 27, 1994 authorizing, among other things, the call for redemption, prior to the date of the special meeting of shareholders to approve the proposed merger, of each of its series of preferred shares. This call was issued on November 7, 1994, for redemption to occur on December 15, 1994. The redemption will be made at a premium which will result in a charge to net income on common shares of $312,000. The amended merger agreement also provides that, as of the effective date of the merger, each series of Iowa-Illinois preference shares then outstanding will be converted into an equal number of shares of MidAmerican Energy Company preferred stock.

     At September 30, 1994 and December 31, 1993, the Company had
$80 million and $31 million, respectively, of outstanding short-term debt. The September 30, 1994 balance includes $49 million under a bridge revolving credit facility which relates to InterCoast.

     In April 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. At September 30, 1994, the estimated remaining liability for transition costs which the FERC may authorize the pipelines to bill the Company is $40 million. The ICC has allowed the Company to include provisions for such costs in its sales service and transportation customer billings. Provisions for such costs are also being included in sales service customer billings in Iowa.

     The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At September 30, 1994, an estimated liability of $3.3 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation.
The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Clean Air Act legislation was signed into law in November 1990. The Company has four jointly and one wholly owned coal-fired generating stations which represent approximately 65% of the Company's electric generating capability. Each of these facilities will be impacted to varying degrees by the legislation.

     Only one unit at the wholly owned generating station, representing approximately 10% of the Company's electric generating capability, will be impacted by the emission reduction requirements effective in 1995. Beginning in 1995, this unit will be required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. The compliance strategy for this unit includes modifications to allow for burning low sulfur coal, modifications for nitrogen oxide control and installation of a new emission monitoring system. The Company's remaining construction expenditures relative to this work are estimated to be $4.9 million.

     The four generating stations not affected until 2000 already burn low sulfur coal, so additional capital costs will not be incurred for sulfur dioxide emission reduction requirements. Beginning in 2000, these facilities will be required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. Installation of low nitrogen oxide burners is required at one of these facilities and existing emission monitoring systems at all four facilities require upgrading. The Company's remaining construction cost for this work is estimated to be $1.4 million.

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

     InterCoast's aggregate amounts of maturities and cash sinking fund requirements for long-term debt outstanding at September 30, 1994 are $8 million for 1994 and $218 million for the years 1995-1998. Amounts due in 1994 are expected to be refinanced with debt instruments and operating cash flow.

     In January 1994, InterCoast renegotiated its unsecured revolving credit facility agreement. The renegotiation increased the amount of capital available from $65 million to $110 million. The amended credit agreement matures February 14, 1996. Borrowings under this agreement may be on a fixed rate, floating rate or competitive bid rate basis. All such borrowings are without recourse to the parent Company. Borrowings at September 30, 1994 were $65 million at a weighted average interest cost of 5.7%.

     On September 21, 1994, InterCoast executed a $50 million bridge revolving credit agreement under substantially the same terms of its existing $110 million revolving credit facility. Borrowings under this agreement are without recourse to the parent Company. The purpose of the bridge revolving credit facility was to refinance current maturities of InterCoast's unsecured Senior Notes. The bridge facility has a 364-day term and may be terminated earlier upon notice. At September 30, 1994, InterCoast had $49 million outstanding under the bridge revolving credit facility at an average interest cost of 5.7%.

Part II - Other Information


Item 5.  Other Events

Rate Matters

     See Notes (b) and (c) to the Consolidated Financial
Statements contained in Part I of this Form 10-Q for a discussion of an Iowa electric rate filing and an Iowa energy-efficiency program filing.

Federal Gas Transition Costs

     See Note (d) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion of federal gas transition costs related to Federal Energy Regulatory
Commission Order No. 636.

Environmental Matters

     See Note (g) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion related to manufactured gas plant sites and Clean Air Act legislation.

InterCoast Energy Company

     See Note (h) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion related to the execution of a bridge revolving credit agreement.

Merger Announced

     See Note (j) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion related to the announced merger of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. into a new utility, MidAmerican Energy
Company.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit 27 - Financial Data Schedule

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

                  Iowa-Illinois Gas and Electric Company
                               (Registrant)


Date: November 10, 1994            By   L. E. Cooper
                                   L. E. Cooper
                                   Vice President-Finance
                                   (Chief Financial Officer)


Date: November 10, 1994            By   K. M. Giger
                                   K. M. Giger
                                   Secretary and Treasurer