Form 10-K
period 1994-12-31
IOWA ILLINOIS GAS & ELECTRIC CO
filed 1995-03-22
CIK 52491

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

    For the Fiscal Year Ended December 31, 1994

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

    For the Transition Period from ____________ to ____________

    Commission File Number 1-3573


                  IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
          (Exact name of registrant as specified in its charter)

          Illinois                          42-0673189
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

        One RiverCenter Place,
106 East Second Street, Davenport, Iowa            52801
(Address of principal executive offices)         (Zip Code)

            Registrant's telephone number, including area code
                              (319) 326-7111


Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
         Title of each class              which registered

Common Shares                         Chicago Stock Exchange
Common Share Purchase Rights          New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                             None
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the Company's Common Shares was approximately $648 million based upon the New York Stock Exchange composite transaction closing price as of February 27, 1995. The Company's $7.80 and $5.25 Series Cumulative Preference Shares are traded in the over-the-counter market. Bid and asked prices on all such shares are not regularly quoted. As of February 27, 1995, 99.8% of the Company's voting shares were owned by nonaffiliates.

     The aggregate number of the Company's Common Shares outstanding at February 27, 1995 was 29,781,296.

Documents of Which Portions are Incorporated by Reference

Part of Form 10-K     Document Incorporated by Reference

   I and II           Annual Report to Shareholders for the year
                       ended December 31, 1994

     III              Proxy Statement dated March 15, 1995

     Only the portions of such documents which are specifically incorporated by reference herein shall be deemed to be filed as a part of this Form 10-K.

                                  Part I
Item 1.  Business

(a)  General Development of Business

     Iowa-Illinois Gas and Electric Company (the Company or Iowa-Illinois) was incorporated under the laws of the State of Illinois in 1940 and is engaged in the business of generating, transmitting, distributing and selling electric energy and distributing, selling and transporting natural gas in the States of Illinois and Iowa. Through a wholly owned subsidiary, InterCoast Energy Company, the Company engages in non-regulated energy-related businesses. The Company's principal executive offices are located at One RiverCenter Place, 106 East Second Street, Davenport, Iowa 52801 (telephone: 319-326-7111).

     On December 21, 1994, the shareholders of the Company, Midwest Resources Inc. (Midwest Resources) and Midwest Power Systems Inc. (Midwest Power) approved a strategic merger of equals to form MidAmerican Energy Company (MidAmerican). MidAmerican will be structured as a utility with the Company, Midwest Resources and Midwest Power being merged into the new company.

     Pursuant to the terms of the merger agreement, Midwest
Resources' common shareholders will receive one share of MidAmerican common stock for each Midwest Resources share and the Company's common shareholders will receive 1.47 shares of MidAmerican common stock for each Company share. At the effective date of the merger, each series of the Company's preference shares then outstanding will be converted into an equal number of shares of MidAmerican preferred stock.

     Approval of the merger is required from the following regulatory agencies: the Iowa Utilities Board (IUB), the Illinois Commerce Commission (ICC) and the Federal Energy
Regulatory Commission (FERC).  Approval by the Nuclear Regulatory
Commission (NRC) of the transfer of the Quad-Cities Nuclear Power
Station (Quad-Cities Station) license to MidAmerican must also be obtained.

     Applications for approval of the merger were filed with the IUB and the ICC in October 1994. An application for approval of the merger was filed with the FERC in November 1994. At the same time, consistent with FERC policy, the Company filed open access, comparable services electric tariffs with the FERC, which tariffs will allow others to use MidAmerican's electric transmission system in a manner comparable to its use by MidAmerican. In January 1995, the IUB issued an order approving the merger. The ICC and FERC are expected to issue orders on the merger by mid 1995. A filing with the NRC was made in November 1994. Completion of the merger is expected during 1995.

     The management of the Company believes that the formation of MidAmerican will create a larger, stronger company, which will be better positioned to grow and succeed within the emerging competitive utility industry. In this new environment, management believes that successful utilities will need financial strength, market leadership and low costs. The merger will address these elements.

     The Company expects that competitive pressures in the electric industry initially will be focused on industrial sales. While about 25% of Iowa-Illinois' electric revenues come from industrial customers, only about 20% of MidAmerican's electric revenues will come from this customer group. In terms of the competitive position of MidAmerican, the industrial rates of both Iowa-Illinois and Midwest Power are well below national and regional averages.

     Management believes that MidAmerican also will be well-positioned for competition in the natural gas industry, with low-cost reliable gas supply portfolios and multiple pipeline suppliers. The residential gas rates of Iowa-Illinois and Midwest Power are well below national averages.

     Management believes that the merger will provide opportunities to achieve significant long-term benefits for shareholders, customers, employees and the communities served by the two companies. These benefits are: increased size and stability, better use of generating capacity, coordination of dispatch, savings on purchases, coordination of non-regulated businesses and reduced administrative costs. It is estimated the merger will result in savings of nearly $500 million over 10 years.

     Iowa-Illinois and Midwest Power have announced plans to reduce their combined utility work forces by a total of approximately 15 percent in conjunction with development of a restructured organization to be effective at the completion of the merger. As part of these reductions, the companies are offering incentive retirement and severance programs to salaried employees. The companies estimate these programs will reduce 1995 after-tax earnings of MidAmerican by approximately $9 million, or 9 cents a share, if the merger is consummated in 1995.

(b)  Financial Information About Industry Segments

     Financial information on the Company's segments of business is included under the Note "Segment Information" on pages 36 and 37 of the Company's Annual Report to Shareholders for 1994 which pages are incorporated herein by reference. This information is also included in Exhibit 13.A.4 to this Form 10-K.

(c)  Narrative Description of Business

General

     The Company distributes electric energy in the Quad-Cities
(Davenport and Bettendorf, Iowa and Rock Island, Moline and East
Moline, Illinois), Iowa City and Fort Dodge, Iowa and a number of adjacent communities and areas.

     The Company distributes natural gas in the Quad-Cities, and in Iowa City, Cedar Rapids, Fort Dodge and Ottumwa, Iowa and a number of adjacent communities and areas.

     Electric and/or gas service is provided in 22 incorporated communities in Illinois and 48 incorporated communities in Iowa. Franchises with various expiration dates have been obtained from all 70 communities. The length of term of the franchises is typically 25 years.

     The population of the Company's electric service territory is approximately 425,000 and the population of its gas service territory is approximately 600,000. As of December 31, 1994, the Company had 202,003 retail electric customers and 244,062 gas customers.

     The Company has a residential, agricultural commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 8.6% (primary metal industry) of the Company's total 1994 electric operating revenues or 4.7% (real estate) of its total 1994 gas operating revenues. Among the primary industries served by the Company are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, cement and gypsum products.

     For the year ended December 31, 1994, the Company derived approximately 64.1% of its gross utility operating revenues from its electric business and 35.9% from its gas business. For 1993 and 1992, the corresponding percentages were 62.1% electric and 37.9% gas, and 62.8% electric and 37.2% gas, respectively.

     Historical electric sales (kwh) by customer class as a
percent of total electric sales and retail electric sales data
(kwh) by jurisdiction are shown below:
                                   Total Electric Sales
                                    By Customer Class
                                  1994     1993     1992

     Residential                  20.1%    19.9%    19.4%
     Small Commercial and
        Industrial                22.3     21.5     21.5
     Large Commercial and
        Industrial                34.3     31.9     34.9
     Public Street Lighting        0.4      0.3      0.5
     Public Authorities            1.6      1.6      1.6
     Sales for Resale             21.3     24.8     22.1

     Total                       100.0%   100.0%   100.0%

                                   Retail Electric Sales
                                      By Jurisdiction
                                  1994     1993     1992

     Iowa                         67.1%    67.0%    65.4%
     Illinois                     32.9     33.0     34.6

     Total                       100.0%   100.0%   100.0%

     Historical gas sales (ccf), including transportation, by customer class and by jurisdiction are shown below:

                                     Total Gas Sales
                                    By Customer Class
                                  1994     1993     1992

     Residential                  33.9%    36.5%    36.6%
     Commercial                   19.7     20.7     20.8
     Industrial                    6.0      5.3      6.5
     Processing & Boiler Fuel       -       0.2      0.6
     Transportation               40.4     37.3     35.5

     Total                       100.0%   100.0%   100.0%

                                      Retail Gas Sales
                                      By Jurisdiction
                                  1994     1993     1992

     Iowa                         81.1%    80.1%    79.4%
     Illinois                     18.9     19.9     20.6

     Total                       100.0%   100.0%   100.0%

     There are seasonal variations in the Company's electric and gas businesses, which are principally related to the use of energy for air conditioning and heating. In 1994, 39.2% of the Company's electric revenues were reported in the months of June, July, August and September, reflecting the use of electricity for cooling, and 63.1% of the Company's gas revenues were reported in the months of January, February, March and December, reflecting the use of gas for heating.

     At December 31, 1994, the Company had 1,387 employees, of which 1,289 were employed in utility operations and 98 were employed by InterCoast Energy Company.

Rate Matters

     Under Illinois law, new rates may be put into effect by the Company 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to the power of the ICC to suspend the proposed new rates for a period not to exceed eleven months after filing, pending a hearing.

     Under Iowa law, temporary collection of higher rates can begin (subject to refund) 90 days after filing with the IUB for that portion of such higher rates approved by the IUB based on prior ratemaking principles and a rate of return on common equity previously approved. If the IUB has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund.
Exceptions to the ten month limitation are provided for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service.

     In October 1994, the Company filed an application with the IUB to recover the costs of state-mandated energy-efficiency programs offered to Iowa electric and gas customers since 1992. Costs of the programs are to be recovered over four years, as required by Iowa law. The overall annual rate increase requested, including a return on deferred amounts and an allowance for performance rewards, is approximately $4.7 million (1.4%). The proposed effective date for cost-recovery additions on customer bills is June 1995.

     In April 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies for their natural gas sales and transportation services. The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. At December 31, 1994, a regulatory asset of $23.5 million, with an offsetting non-current Other Liability, has been recorded. In addition, the Company estimates it may incur other future billings of approximately $15 million related to such restructuring. The Company is currently recovering such costs through rates.


     The Company has established an external trust for the investment of funds collected for nuclear decommissioning.
Electric tariffs in effect for 1995 include provisions for annual decommissioning costs of approximately $8.6 million. In
Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In
Iowa, such costs are reflected in base rates.

     The Company's Iowa electric tariffs contain a Uniform Electric Energy Adjustment Clause under which the Company's billings reflect changes in the cost of all fuels used for electric generation, including nuclear fuel disposition costs, as well as the net effect of energy transactions (other than capacity) with other utilities. Changes in the cost of gas to the Company are reflected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause.

     Under Illinois electric tariffs, the Company's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for electric generation, including allowable fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than capacity and margins on interchange sales) with other utilities. Changes in the cost of gas to the Company are reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

Electric Operations

     The Company's accredited 1994 summer net generating capacity was 1,430,868 kilowatts, consisting of (a) 384,750 kilowatts from the Company's 25% undivided interest in the Quad-Cities Station, jointly owned with ComEd, (b) 914,918 kilowatts from interests in wholly or jointly owned coal-fired units, (c) 128,000 kilowatts from wholly owned gas/oil fired units, and (d) 3,200 kilowatts from wholly owned hydro-electric units. In February 1995, the Mid-Continent Area Power Pool approved an increase in the accreditation of the Louisa Generating Station from 650 megawatts to 675 megawatts effective as of June 7, 1994. This action increased the Company's summer net generating capacity from 1,430,868 kilowatts to 1,441,618 kilowatts. The net generating capacity at any time may be less due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. On August 26, 1993, the Company established its record one-hour peak electric demand of 1,084,965 kilowatts.

Fuel Supply for Electric Operations

     The Company's sources of fuel for electric generation have been as follows for the periods shown:

                                     Year Ended December 31,
     Fuel Source                     1994     1993     1992
     Coal                           73.63%   63.18%   63.95%
     Nuclear                        25.80    36.52    35.56
     Gas                             0.46     0.28     0.45
     Oil                             0.11     0.02     0.04

     In 1995 the Company projects its electric generation requirements will be met as follows: coal - 59%, nuclear - 41%.

     The average costs of fuels (including transportation and handling costs) in cents per million BTU's consumed have been as follows for the periods shown:

                                      Year Ended December 31,
     Fuel Source                    1994      1993      1992
     Nuclear                        47.40     47.36     44.57
     Coal                           97.49    105.79    102.97
     Gas                           345.09    373.25    313.33
     Oil                           378.36    440.95    412.80
     Total Weighted Average         84.93     86.62     83.93

     The average cost of coal (including transportation and handling costs) per ton for the years 1994, 1993 and 1992 has been $17.13, $18.22 and $17.57, respectively.

     The Company has been advised by ComEd that the majority of its uranium concentrate and uranium conversion requirements for the Quad-Cities Station for 1995 can be met under existing supplies or commitments. ComEd foresees no problem in obtaining the remaining requirements now or obtaining future requirements. ComEd further advises that all enrichment requirements have been contracted for through 1999. Commitments for fuel fabrication have been obtained at least through 2000. ComEd does not anticipate that it will have any difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed for the Quad-Cities Station.

     In June 1985, the Company satisfied its financial obligation for Quad-Cities Station disposal costs for fuel burned prior to April 1983 by making a lump sum payment of $24.8 million to the Department of Energy (DOE). The payment was made principally from funds previously collected from customers. Disposal costs for fuel burned after April 1983 are paid quarterly. Such costs are included in the cost of fuel and recovered through fuel and energy adjustment clause billings. See Nuclear Regulation herein for further information concerning the disposal of spent nuclear fuel.

     The Company believes its sources of coal for its fossil-fueled generating stations are and will be satisfactory. Renewal of expiring contracts and negotiations of new agreements will be pursued as required. The coal requirements for the Riverside Station are being met primarily through spot purchases.
Contracts for low-sulfur Wyoming coal have been executed for the Neal Unit 3, Council Bluffs, Ottumwa and Louisa units which will supply a portion of requirements through the years 1996, 1999, 2001 and 2003, respectively. Unit trains are being used for transporting coal for the Riverside, Neal, Council Bluffs, Ottumwa and Louisa units. The Company has negotiated certain modifications to existing contracts to achieve flexibility in volumes to be delivered while also providing reasonable assurance of supply. In addition, the Company has used spot market purchases of coal to effectively manage inventory levels and take advantage of near term coal market opportunities. The Company is continuing to monitor existing contracts and coal supply requirements, balancing coal requirements with a combination of contract and spot purchases.

Gas Operations

     During 1994, the Company purchased over 99 percent of the gas required to supply its customers from non-pipeline gas suppliers on a firm or interruptible basis and transported such gas on a firm or interruptible basis through the Natural Gas Pipeline Company of America (NGPL), ANR Pipeline Company (ANR) and Northern Natural Gas (NNG) systems. The remainder was purchased from NNG.

     All gas supply purchased from NNG is at rates approved by the FERC under the Natural Gas Act. Likewise, transportation rates negotiated with NGPL, ANR and NNG are subject to FERC approval. Non-pipeline supply prices are negotiated.

     The Company withdrew approximately 94 percent of the gas in leased storage during the 1993-94 heating season. Storage gas was replaced during the summer for the 1994-95 heating season.

     Beginning in December 1993, the Company has rebundled a portion of its firm pipeline transportation with firm supply from a third party supplier. This citygate service replaces bundled sales service previously purchased from one of the Company's pipeline suppliers.

     The Company provides natural gas transportation service through its distribution system for end-use customers.
Transportation of customer-owned gas was 40.4 percent of the total Company throughput during 1994.

     For the 1994-95 heating season, the Company's peak-day supply delivery availability consists of firm capacity on the NGPL, ANR and NNG systems for the transportation of firm non-pipeline gas. In addition, peak-day supply is available from gas previously purchased by the Company and held in leased pipeline storage. The Company leases storage from NGPL, ANR and NNG. Liquefied natural gas (LNG) stored in the Company's LNG facility is also available for peak-day use. Following are the current peak-day supply sources for the Company which are available for the 1994-95 heating season by volume and proportions:

                                Millions    Percent
                                of Cubic      of
                                  Feet       Total

Underground Storage              205.1       42.1
Firm Non-Pipeline Supply         141.4       29.0
Rebundled Service                 96.9       19.9
LNG Facility                      40.0        8.2
Pipeline System
  Management Service               4.0        0.8
                                 487.4      100.0

     Peak-day firm demand for the 1994-95 heating season was projected to be 464.4 million cubic feet for the Company. The actual highest demand for peak-day firm sales for the 1994-95 heating season for the Company was 353 million cubic feet on January 4, 1995. The average temperature on that day was 1 degree above zero.

     On January 17, 1994, a new record was set for total Company gas throughput (sales and transportation) of 516 million cubic feet.

     In the Spring of 1995, the Company will begin construction on a 63-mile, 16-inch diameter pipeline from NNG's main line near Dubuque, Iowa, to the Company's facilities in Davenport, Iowa. The interconnection will give the Company and its customers more supply and pipeline transportation options, which will help ensure continued access to the lowest-cost gas supplies.

     A 1994 ruling by the IUB will enhance gas earnings. The Company has firm rights to pipeline capacity to transport gas from the production area to its service territory. With the restructuring of the industry, if the Company does not need the capacity (due to fluctuations in anticipated system demand), it can "sublease" such capacity to other companies. To provide incentives for the achievement of optimum use of available transportation capacity, the IUB ruling allows the Company to retain 30% of Iowa revenues earned on the "subleased" capacity and returns 70% to customers through the purchased gas adjustment.

     See Rate Matters for a discussion of certain transition costs.

Construction Program

     The table below shows actual construction expenditures for 1994 and budgeted expenditures for 1995 and for the period 1996-
1999:

                          1994         1995         1996-99
                         Actual      Budgeted       Budgeted
                               (Thousands of Dollars)
     Electric
       Production      $ 18,279      $ 15,651       $ 56,497
       Transmission       1,429         1,307          6,912
       Distribution      10,128        13,345         37,196
     Gas                 12,246        31,118         59,268
     General Plant       26,875        13,633         19,982
        Subtotal         68,957        75,054        179,855
     Nuclear Fuel        11,316         9,283         35,669
        Total          $ 80,273      $ 84,337       $215,524


     The amounts shown above include allowance for funds used during construction. Of the $72.1 million of budgeted electric production expenditures for the 1995-1999 period, $35.9 million are for expenditures at the Quad-Cities Station. In addition to the amounts shown above, the Company also expects to contribute a total of $43.2 million to an external trust for nuclear decommissioning during the 1995-1999 period. The Company's above budgeted construction expenditures do not include any amounts that may be required to pay the Company's share of the cost of replacing certain stainless steel piping at the Quad-Cities Station. Such expenditures are currently not expected to be required. See Nuclear Regulation.

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

Nuclear Regulation

     The Company is subject to the jurisdiction of the NRC with respect to the Quad-Cities Station. The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Attempts are made from time to time by various individuals or citizen groups to prohibit the development or use of nuclear power through initiation of proceedings before the NRC, other agencies or courts. Such proceedings frequently involve attacks on the validity of NRC rules which, if successful, could provide a basis for challenges to permits and licenses granted by the NRC in the past.

     The Illinois Department of Nuclear Safety (IDNS) has jurisdiction over certain activities in Illinois relating to nuclear power and safety and radioactive materials. Effective June 1987, the IDNS replaced the NRC as the regulator and licensor of certain source, by-product and special nuclear material in quantities not sufficient to form a critical mass, including such material contained in various measuring devices used at fossil-fuel power plants. The IDNS has promulgated regulations which are substantially similar to the corresponding federal regulations. The IDNS also has authority to license a low-level radioactive waste disposal facility and to regulate alternative methods for disposing of materials which contain only trace amounts of radioactivity.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. ComEd, as required by the NWPA, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The DOE has stated, however, that the delivery schedule for spent nuclear fuel may be delayed, and ComEd expects that it will be significantly delayed. The costs incurred by the DOE for disposal activities will be financed by fees charged to owners and generators thereof. The primary responsibility for the interim storage of spent nuclear fuel and high-level radioactive wastes will rest with the owners and generators thereof. ComEd has informed the Company that there is on-site storage capability at the Quad-Cities Station sufficient to permit such interim storage at least through 2009. Meeting spent nuclear fuel storage requirements beyond such time could require a new and separate storage facility, the cost of which has not been determined at this time. Industry activities are underway to utilize dry cask storage for high-level radioactive waste. This may provide an alternative for interim on-site storage of such waste. ComEd anticipates the possibility of serious difficulties in disposing of high-level radioactive waste.

     The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for such waste, subject to approval by the U.S. Congress of each such compact. Under the 1985 amendments to that Act, a compact could restrict the use of a region's disposal facilities after January 1993 to wastes generated within the region. Illinois has entered into a compact with the State of Kentucky which has been approved by Congress. The IDNS had previously estimated that a low-level radioactive waste disposal facility would be operational in Illinois by March 1994 at the earliest. However, in 1992 an independent panel rejected the only site in Illinois then being considered for a low-level disposal facility. Illinois has since enacted legislation changing the procedures for siting a low-level waste disposal facility. Since the loss of access to the only low-level radioactive waste site (at Barnwell, South Carolina) available to the Quad-Cities Station, effective June 30, 1994, Quad-Cities Station has constructed a temporary storage facility for on-site storage of this material. Quad-Cities Station will continue to store all low-level radioactive waste on-site until an off-site facility is again available. ComEd anticipates the possibility of serious difficulties in disposing of low-level radioactive waste.

     The continuing viability of commercial nuclear power is subject to resolution of the issues of spent nuclear fuel storage and disposal of radioactive waste.

     Quad-Cities Station continues to be considered by the NRC as a plant that is safe to operate. However, the NRC has characterized the plant as "adversely trending" with respect to certain performance expectations. ComEd has undertaken measures to correct this performance trend.

     Federal regulations provide that any operating facility may be required to cease operation if the NRC determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility and the deficiencies are not corrected within four months of such determination. Under the regulations, the NRC may permit operation of facilities, even though the emergency preparedness plans are deficient, upon an examination of other factors, including whether the deficiencies are significant for the facility in question, whether adequate interim compensatory actions have been or will be taken promptly and whether other compelling reasons exist for operation consistent with public health and safety. ComEd has advised the Company that emergency preparedness plans for the Quad-Cities Station have been approved by the NRC. ComEd has also advised the Company that state and local plans relating to the Quad-Cities Station have been approved by the Federal Emergency Management Agency. ComEd continues to cooperate with the NRC and appropriate state and local agencies on emergency preparedness issues.

     In June 1988, the NRC adopted final regulations with respect to the decommissioning of nuclear power plants. Among other things the regulations address the planning and funding of the eventual decommissioning of nuclear power plants. In response to these regulations, the Company submitted a report to the NRC in July 1990 indicating that it will provide "reasonable assurance" that funds will be available to pay the costs of decommissioning its nuclear power plants by making monthly deposits to an external trust fund.

     Inter-granular stress corrosion was discovered in 1983 in certain stainless steel piping at the Quad-Cities Station. Remedial actions intended to avoid the need to replace such piping continue and the replacement of such piping is not expected to be required. Accordingly, the Company's budgeted construction expenditures do not include the amounts which would be required to pay the Company's share of the cost of replacing such piping. If replacement of all such piping were required, the Company's share of the costs of such replacement is estimated to be approximately $55 million at current price levels. Replacement of such piping would result in an extended outage and require the purchase of replacement power.

     The Company is a member of Nuclear Mutual Limited (NML), an industry mutual insurer established to provide property damage coverage for members' nuclear generating facilities. The Company would be subject to a maximum retrospective premium assessment of approximately $2 million based on its 25% share of the NML premium for Quad-Cities coverage in the event covered losses of NML members exceed the financial resources of the insurance company. A reserve has been established for this contingency.
At December 31, 1994, NML had accumulated capital to a level that would make it unlikely the Company would have an exposure to a retrospective premium assessment in the event of a single incident to a member's facility.

     The Company is also a member of Nuclear Electric Insurance Limited (NEIL), an industry mutual insurance company, and an insured of American Nuclear Insurers/Mutual Atomic Energy Liability Underwriters (ANI/MAELU). The related policy provisions provide that expenses for decontamination and the removal of debris shall be paid before any payment in respect of claims for property damage. A separate NEIL insurance policy covers the extra costs that would be incurred in obtaining replacement power during a prolonged covered outage of a member's nuclear plant. The Company is subject to retrospective premium assessments of approximately $4.1 million and $843,000 for its 25% share of the premium under the NEIL portion of the property damage coverage and the replacement power coverage, respectively. At December 31, 1994, NEIL had accumulated capital to a level that would make it unlikely the Company would have an exposure to a retrospective premium assessment in the event of a single incident to a member's facility.

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

     State and federal environmental laws and regulations as currently in effect have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of certain of the Company's existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company's cost of waste disposal and (vi) possibly reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future.

     Air Quality. Air quality regulations, promulgated by both the Iowa and Illinois pollution control boards in accordance with federal standards, impose restrictions on the emission of sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the respective state environmental protection agency for the operation of emission sources. Permits authorizing operation of the Company's fossil-fueled generating facilities subject to this requirement have been obtained and, when such permits are to expire, the Company has, in a timely manner, filed applications for renewal.

     Clean Air Act legislation was signed into law in November 1990. Under the acid deposition control section of this legislation, national utility emissions of sulfur dioxide will be reduced in phased increments by 10 million tons from 1980 levels by the year 2000 and permanently capped at that level. National nitrogen oxide emissions will also be reduced in phased increments by 2 million tons from 1980 levels by the year 2000. In addition, continuous emission monitoring systems will be required at all affected facilities. This legislation also requires the government to study what controls, if any, should be imposed on utilities to control air toxics. The impact, if any, of the air toxics study on the Company cannot be determined at this time.

     The Company has four jointly and one wholly owned coal-fired generating stations, which represent approximately 65 percent of the Company's electric generating capability. Each of these facilities will be impacted to varying degrees by the legislation.

     Only one unit at the wholly owned generating station, representing approximately 10 percent of the Company's electric generating capability, is impacted by the emission reduction requirements effective in 1995. Under such requirements, beginning in 1995, this unit is required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. The compliance strategy for this unit includes modifications to allow for burning low-sulfur coal, modifications for nitrogen oxide control and installation of a new emission monitoring system. The Company's remaining construction expenditures relative to this work are estimated to be $2.5 million.

     The four generating stations not affected until 2000 already burn low-sulfur coal, so additional capital costs will not be incurred for sulfur dioxide emission reduction requirements. Beginning in 2000, these facilities will be required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. Installation of low nitrogen oxide burners is required at one of these facilities and existing emission monitoring systems at all four facilities require upgrading. The Company's remaining construction cost for this work is estimated to be $1.4 million.

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

     Hazardous Materials and Waste Management. The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At December 31, 1994, an estimated liability of $3.3 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation. Approximately $218,000 and $154,000 has been budgeted in 1995 and 1996, respectively, for site studies. The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

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

     An unresolved issue is whether exposure to electric and magnetic fields (EMFs) may result in adverse health effects. EMFs are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. The Company cannot predict the effect on construction costs of electric utility facilities if EMF regulations were to be adopted. Although the Company is not the subject of any suit involving EMFs, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that EMFs had an adverse effect on health. If such litigation were successful, the impact on the Company and on the electric utility industry generally could be significant.

InterCoast Energy Company

     InterCoast Energy Company (InterCoast) is a wholly owned non-regulated subsidiary of the Company. The non-regulated activities emphasize energy-related diversification, credit quality and liquidity.

     InterCoast takes advantage of a core expertise in energy, participating in the energy industry through three non-regulated business groups: oil and gas (Medallion Production Company), energy services (InterCoast Energy Services Company) and financial investments (InterCoast Capital Company).

     Medallion Production Company (Medallion) is an independent oil and gas company based in Tulsa, Oklahoma. Medallion's oil and gas assets at December 31, 1994 and 1993 were $142.4 million and $121 million, respectively. In September 1993, Medallion acquired DKM Resources, Inc. The transaction totaled in excess of $50 million and more than doubled Medallion's oil and gas reserve base. Medallion's reserves totaled 32.1 million barrels of oil equivalent at December 31, 1994. Principal oil and gas production facilities are in Texas, Louisiana, California, Oklahoma and Colorado.

     InterCoast Energy Services Company (Energy Services) consolidates passive energy investment activities with actively managed energy operations through development efforts and acquisitions to provide a full spectrum of energy services.
Energy Services' assets at December 31, 1994 and 1993 were $50.3 million and $48.8 million, respectively.

     InterCoast Power Marketing Company (IPM), a subsidiary of Energy Services, was established in September 1993 to offer wholesale power brokering and marketing services to utilities and other power supply agencies. IPM brokers wholesale electric power nationwide. In August 1994, FERC conditionally accepted IPM's request for marketer status to enable it to directly buy and sell power. FERC's acceptance of IPM's request was conditioned upon Iowa-Illinois filing an open access, comparable services electric transmission tariff within 30 days of its order. In September 1994, FERC granted IPM an extension of time in which Iowa-Illinois or MidAmerican could file such tariffs, and on or about November 10, 1994, the tariffs were filed by MidAmerican. While IPM can continue to broker power, it will not be able to market power until the MidAmerican open access, comparable services transmission tariffs become effective.

     Continental Power Exchange, Inc. (CPE), a subsidiary of Energy Services, was established in March 1994. CPE was formed to operate a computerized information system facilitating the real-time exchange of power in the electric industry. The services will be initially available to those who buy and sell bulk power in the next-hour bulk power market. In August 1994, the FERC issued an order disclaiming jurisdiction over CPE and its proposed National Interchange Agreement (NIA). Although the FERC disclaimed jurisdiction over CPE, it accepted for filing on January 9, 1995 the formula rates submitted in conjunction with the NIA by Central Illinois Public Service Company (CIPS), the utility sponsor of CPE. Other utilities may either apply to the FERC to use the same rate formulas as CIPS or transact business through CPE's system under rate schedules or tariffs already on file with the FERC.

     InterCoast Gas Marketing Company, a subsidiary of Energy Services, owns a 50 percent partnership interest in Tenaska Marketing Ventures (TMV), a natural gas marketer located in Omaha, Nebraska. TMV provides a full range of natural gas related services to industrial and utility customers, with primary emphasis on owners of natural gas-fired electric generation.

     Energy Services also has indirect investments in a variety of non-regulated energy production technologies including wind, solar, hydroelectric, and natural gas and coal-fueled generation. A subsidiary of Energy Services has an ownership interest in a 70 megawatt wind plant that operates in northern California and has ownership interests in four solar electric generating stations in southern California's Mojave Desert. In addition, IWG Co. 8, a subsidiary of Energy Services, has an equity interest in a hydroelectric operating and development company located in Annapolis, Maryland and is a participant in a closed-end fund created to invest in independent power projects. Energy Services also has equity investments in two developing companies which produce products and services for the electric and gas utility industries.

     InterCoast Capital Company (InterCoast Capital), headquartered in Dallas, Texas, manages InterCoast's financial investments. Such investments consist primarily of investment grade marketable securities. InterCoast Capital also has investments in aircraft leases, special purpose funds and real estate. InterCoast Capital's total financial investments at December 31, 1994 and 1993 were $297.1 million and $332.1 million, respectively.

     InterCoast Capital's marketable securities portfolio, totaling $199.5 million and $233.4 million at December 31, 1994 and 1993, respectively, focuses on energy securities consisting primarily of preferred stocks issued by utility companies. All such preferred stocks have been issued by companies having investment grade senior debt ratings by Moody's or Standard & Poor's. In addition to the preferred stocks, InterCoast Capital has investments in independently managed mutual funds.

     InterCoast Capital holds InterCoast's equity participations in equipment leases for passenger and freight transport aircraft. Such investments totaled $57.3 million and $56.6 million at December 31, 1994 and 1993, respectively. InterCoast Capital also had invested $2.8 million and $3.3 million at December 31, 1994 and 1993, respectively, in safe harbor leases under the provisions of the Economic Recovery Tax Act of 1981, as amended. Such safe harbor lease transactions are considered leases for income tax purposes only.

     InterCoast Capital has equity interests in special purpose funds that invest in venture capital and leveraged buyout opportunities totaling $34.8 million and $36 million at December
31, 1994 and 1993, respectively.

     InterCoast Capital has interests in two real estate partnerships totaling $2.7 million and $2.8 million at December
31, 1994 and 1993, respectively.

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

     The following table sets forth certain information with respect to the Company's accredited 1994 summer net generating capacity. All electric energy generated by the Company is 60-cycle alternating current, and the Company's generating units are steam turbine, combustion turbine, and hydro.

                                                           1994
                Year      Nameplate        Total          Summer
               Placed     Ratings of     Nameplate         Net
                 In       Generators      Rating         Capacity
  Station     Service       in KW          In KW          in KW        Fuel

Quad-Cities   1972        207,079(1)     414,158(1)     384,750(1)   Nuclear
  Nuclear                 207,079(1)
  Power
  Station
  Cordova,
  Illinois

Neal Station, 1975        159,445(2)     159,445(2)     149,350(2)   Coal
  Unit No. 3,
  Sergeant
  Bluff, Iowa

Council       1978        235,175(3)     235,175(3)     218,700(3)   Coal
  Bluffs
  Station,
  Unit No. 3,
  Council
  Bluffs, Iowa

Ottumwa       1981        134,282(4)     134,282(4)     132,368(4)   Coal
  Station,
  Chillicothe,
  Iowa

Louisa        1983        317,379(5)     317,379(5)     279,500(5)   Coal
  Station,
  Fruitland,
  Iowa

Riverside     1949          5,000        141,000        135,000      Coal-Gas
  Station,    1961        136,000
  Bettendorf,
  Iowa

Moline        1970     4 @ 18,000         72,000         64,000      Gas-Oil
  Station,    1941-42  4 @    900          3,600          3,200      Hydro
  Moline,
  Illinois

Coralville    1970     4 @ 18,000         72,000         64,000      Gas-Oil
  Station,
  Coralville,
  Iowa

                                       1,549,039      1,430,868(5)

 (1) Company's share (25%) of jointly owned station with ComEd
     (operator of the station). Station has two units each having a generator nameplate rating of 828,315 KW (920,350
     KVA at 0.90 power factor).

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

     In February 1995, the Mid-Continent Area Power Pool approved an increase in the accreditation of the Louisa Generating Station from 650 MW to 675 MW effective as of June 7, 1994. This action increased the Company's summer net generating capacity from 1,430,868 KW to 1,441,618 KW.

     The electric system of the Company at December 31, 1994 included 305 miles of 345-kV transmission lines, 381 miles of 161-kV lines and 282 miles of 69-kV lines. Distribution lines included 13,959 miles of overhead conductor and 1,510 miles of underground conductor at December 31, 1994.

     The gas distribution facilities of the Company at December
31, 1994 included 4,271 miles of gas mains.

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

Item 3.  Legal Proceedings

     See Item 1. Business for discussion of merger, rate and environmental matters.

Item 4.  Submission of Matters to a Vote of Security Holders

     At a special meeting held December 21, 1994, shareholders of the Company approved the Merger Agreement, providing for the merger of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. with and into MidAmerican. The votes cast were as follows:

                              Number of Votes
                    Common      Preference       Total

     For          22,480,332      396,250      22,876,582
     Against         557,579         -            557,579
     Abstain         343,884        6,000         349,884
     Broker
       Non-votes   4,023,425       97,750       4,121,175

Item 4a.  Executive Officers of the Registrant

                                                        Age at
         Position                 Incumbent         Dec. 31, 1994

Chairman, President
  and Chief Executive
  Officer                 Stanley J. Bright (a)        54
Vice President-Finance
  and Chief Financial
  Officer                 Lance E. Cooper (b)          51
Vice President            Brent E. Gale (c)            43
Vice President            Stephen E. Hollonbeck (d)    44
Vice President            David J. Levy (e)            40
Vice President            Stephen E. Shelton           47
Vice President            Ronald W. Stepien (f)        48
Controller                Peter E. Burks (g)           59
President and Chief
  Operating Officer,
  InterCoast Energy
  Company                 Donald C. Heppermann (h)     51

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

     (b)  Elected effective October 9, 1991.  Prior to that time
          Mr. Cooper was Vice President-Control, Atlantic City
          Electric Company.

     (c)  Elected effective January 23, 1992.  Prior to that time
          Mr. Gale was General Counsel, Associate General
          Counsel, Assistant General Counsel and Attorney.

     (d)  Elected effective April 1, 1990.  Prior to that time
          Mr. Hollonbeck was Manager, Gas Department and Manager,
          Gas Supply and System Design.

     (e)  Elected effective July 1, 1993.  Prior to that time Mr.
          Levy was Director, Energy Services and Director,
          Marketing and Industrial Engineering.

     (f)  Elected effective August 15, 1990.  Prior to that time
          Mr. Stepien was Manager for International Parts and
          Service After Market Sales of General Electric Company.

     (g)  Elected effective April 1, 1990.  Prior to that time
          Mr. Burks was Director, Accounting.

     (h) Elected effective June 1, 1990. Prior to that time Mr. Heppermann was Vice President and Treasurer of Pinnacle West Capital Corporation. Previous to that position, he was Vice President-Finance and Administration with Enron Corporation.

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     Incorporated by reference to the caption "Shareholders of Record (1994)" on page 39 and "Stock Listings" on page 41 of the Company's Annual Report to Shareholders for 1994. This information is also included in Exhibit 13.A.1 to this Form 10-K.

     The quarterly high and low prices for the Company's Common
Shares as reported on the New York Stock Exchange Composite
Transactions Tape for the years 1994 and 1993 are as follows:

   1994       High     Low          1993       High     Low

1st Quarter  $24.75   $22.38     1st Quarter  $22.88   $19.25
2nd Quarter   24.50    19.88     2nd Quarter   23.75    22.38
3rd Quarter   22.50    19.25     3rd Quarter   26.63    23.63
4th Quarter   20.63    18.88     4th Quarter   26.38    22.63

     The $1.73 per Common Share annual dividend was paid quarterly in 1994 and 1993.

Item 6.   Selected Financial Data

     Incorporated by reference to the following captions for the years 1990-1994 on page 39 of the Company's Annual Report to Shareholders for 1994:

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

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Incorporated by reference to pages 17-21 of the Company's
Annual Report to Shareholders for 1994. This information is also included in Exhibit 13.A.3 to this Form 10-K.

Item 8.   Financial Statements and Supplementary Data

     Incorporated by reference to pages 22-38 of the Company's
Annual Report to Shareholders for 1994. This information is also included in Exhibit 13.A.4 to this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information relating to directors is incorporated by reference to pages 2-5 of the Company's Proxy Statement dated
March 15, 1995. Information relating to executive officers is set forth in Part I, Item 4a. of this Annual Report of Form 10-K.

Item 11.  Executive Compensation

     Incorporated by reference to: the last paragraph of page 4, page 6 -- "Executive Compensation" and pages 7 and 8 -- "Pension
Plan", "Long-Term Incentive Plan (LTIP) Awards Table",
"Supplemental Retirement Plan for Designated Officers" and
"Severance Plan" of the Company's Proxy Statement dated March 15,
1995.

Item 12.  Principal Holders of Voting Securities and Security
          Ownership of Management

     Incorporated by reference to pages 1 and 5 of the Company's
Proxy Statement dated March 15, 1995.

Item 13.  Certain Relationships and Related Transactions

     NONE

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

     (a)(1) Financial Statements

               The following financial statements (including the notes thereto) and the related audit reports, incorporated herein by reference, are included in the Company's 1994 Annual Report to Shareholders (except as noted):

Page No.
in 1994
 Annual
 Report
to Share-
holders

   22          Consolidated statements of income and retained
               earnings for the three years ended December 31,
               1994

 23,24 Consolidated balance sheets and statements of capitalization as of December 31, 1994 and 1993

   25 Consolidated statements of cash flows for the three years ended December 31, 1994

 26-37         Notes to consolidated financial statements

   38          Independent Auditors' Report - 1994 and 1993

               Report of Independent Public Accountants - 1992
               (included in this Report on Form 10-K at page 33)

        (2) Financial statement schedule

               The following schedule is included herein:
Page No.
of this
 Annual
Report on
Form 10-K

   34          Independent Auditors' Report - 1994 and 1993

   35          Report of Independent Public Accountants - 1992

   36          II   Valuation and qualifying accounts for the
                    years ended December 31, 1994, 1993 and 1992.
        (3) Exhibits

               See Exhibit Index on pages 39 through 46.

     (b) A report on Form 8-K dated December 21, 1994 was filed. The report included under "Item 5 Other Events" information related to the special meeting held December 21, 1994 at which the shareholders of the Company approved the merger of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. with and into MidAmerican Energy Company.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Iowa-Illinois Gas and Electric Company:

We have audited the consolidated balance sheet and statement of capitalization of Iowa-Illinois Gas and Electric Company (an Illinois corporation) and Subsidiary Company as of December 31, 1992, and the related consolidated statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iowa-Illinois Gas and Electric Company and Subsidiary Company as of December 31, 1992, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                 ARTHUR ANDERSEN LLP


Chicago, Illinois
January 28, 1993

                      INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Iowa-Illinois Gas and Electric Company:

We have audited the consolidated financial statements of Iowa-Illinois Gas and Electric Company as of December 31, 1994 and 1993 and for each of the two years in the period ended December 31, 1994, and have issued our report thereon dated January 25, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Iowa-Illinois Gas and Electric Company as of December 31, 1994 and 1993 and for each of the two years in the period ended December 31, 1994, listed in Item
14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Davenport, Iowa
January 25, 1995

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Iowa-Illinois Gas and Electric Company:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Iowa-Illinois Gas and Electric Company and Subsidiary Company as of December 31, 1992, and the related consolidated statements of income, retained earnings and cash flows for the year then ended, included in the Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1993.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) as of December 31, 1992, and for the year then ended is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                 ARTHUR ANDERSEN LLP



Chicago, Illinois
January 28, 1993

                                                                                               SCHEDULE II


                           IOWA-ILLINOIS GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANY

                                         VALUATION AND QUALIFYING ACCOUNTS


           Column A                                     Column B     Column C     Column D     Column E

                                                        Balance     Additions                  Balance
                                                       Beginning    Charged to                  End of
          Description                                  of Period      Income     Deductions     Period

                                             YEAR ENDED DECEMBER 31, 1994

ACCUMULATED PROVISION DEDUCTED FROM APPLICABLE ASSETS:
         Uncollectible Accounts                        $1,164,997   $1,504,048  ($1,504,040)  $1,165,005

ACCUMULATED PROVISIONS NOT DEDUCTED FROM ASSETS:
         Property Insurance                             2,561,285      200,000     (536,950)   2,224,335
         Injuries and Damages                             974,539      473,452     (444,168)   1,003,823

                                             YEAR ENDED DECEMBER 31, 1993

ACCUMULATED PROVISION DEDUCTED FROM APPLICABLE ASSETS:
         Uncollectible Accounts                        $1,171,314     $882,951    ($889,268)  $1,164,997

ACCUMULATED PROVISIONS NOT DEDUCTED FROM ASSETS:
         Property Insurance                             2,426,440      134,845                 2,561,285
         Injuries and Damages                             741,663      591,998     (359,122)     974,539

                                             YEAR ENDED DECEMBER 31, 1992

ACCUMULATED PROVISION DEDUCTED FROM APPLICABLE ASSETS:
         Uncollectible Accounts                        $1,149,069     $825,283    ($803,038)  $1,171,314

ACCUMULATED PROVISIONS NOT DEDUCTED FROM ASSETS:
         Property Insurance                             2,605,000       43,000     (221,560)   2,426,440
         Injuries and Damages                             795,943      671,860     (726,140)     741,663









                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      IOWA-ILLINOIS GAS AND ELECTRIC COMPANY

March 22, 1995             By      L. E. Cooper
                                   L. E. Cooper
                               Vice President-Finance and CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                    Date

   S. J. Bright         Chairman, President, Chief
   S. J. Bright         Executive Officer and Director
                        (Principal executive officer)   March 22, 1995


   L. E. Cooper         Vice President-Finance, Chief
   L. E. Cooper         Financial Officer and Director
                        (Principal financial officer)   March 22, 1995


   P. E. Burks          Controller                      March 22, 1995
   P. E. Burks          (Principal accounting officer)


   John W. Colloton     Director                        March 22, 1995
   John W. Colloton


   Frank S. Cottrell    Director                        March 22, 1995
   Frank S. Cottrell


   William C. Fletcher  Director                        March 22, 1995
   William C. Fletcher


   Mel Foster, Jr.      Director                        March 22, 1995
   Mel Foster, Jr.




     Signature                      Title                    Date


   Nancy L. Seifert     Director                        March 22, 1995
   Nancy L. Seifert


   S. E. Shelton        Director                        March 22, 1995
   S. E. Shelton


   W. Scott Tinsman     Director                        March 22, 1995
   W. Scott Tinsman


   L. L. Woodruff       Director                        March 22, 1995
   L. L. Woodruff

                               EXHIBIT INDEX


EXHIBITS FILED HEREWITH

13.A.1 "Shareholders of Record (1994)" appearing on page 39 and "Stock Listing" appearing on page 41 of the Company's
        Annual Report to Shareholders for 1994, incorporated by reference into Item 5 of this Form 10-K.

13.A.2 "Utility Revenues," "Net Income," "Net Income on Common Shares," "Common Share Statistics--Earnings per Share," "Total Assets," "Capitalization" and "Common Share Statistics--Annual Dividend Rate at December 31" for the years 1990-1994, appearing on page 39 of the Company's Annual Report to Shareholders for 1994, incorporated by reference into Item 6 of this Form 10-K.

13.A.3 "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 17-21 of the Company's Annual Report to Shareholders for 1994, incorporated by reference into Item 7 of this Form 10-K.

13.A.4 "Financial Statements and Supplementary Data," appearing on pages 22-38 of the Company's Annual Report to Shareholders for 1994, incorporated by reference into Items 1(b), 8 and 14(a)(1) of this Form 10-K.

21      Subsidiaries of the Registrant.

23.A    Consent of Deloitte & Touche LLP.

23.B    Consent of Arthur Andersen LLP.

27      Financial Data Schedule.


EXHIBITS INCORPORATED BY REFERENCE

The following Exhibits previously filed with the Commission are incorporated herein by reference. The file number for the Company's Annual Reports on Form 10-K and Quarterly Reports on
Form 10-Q is 1-3573.

Ex.     File No. or   Previous
No.     Description   Ex. No.      Description of Document

2       Registration  2(a)     Agreement and Plan of Merger
        Statement              dated as of July 26, 1994 as
        on Form S-4            amended and restated as of
        (33-56153) of          September 27, 1994 among Iowa-
        MidAmerican            Illinois, Midwest Resources,
        Energy Co.             Inc., an Iowa corporation, and
                               Midwest Power Systems, an Iowa
                               corporation and a subsidiary of
                               Resources, and a newly-formed
                               corporation MidAmerican Energy
                               Company.

3.A     Form 10-K     3.A      First Restated Articles of
        1993                   Incorporation of Iowa-Illinois
                               Gas and Electric Company.

3.B     Form 10-Q     3.A      Article Eleven of the First
        6/30/94                Restated Articles of
                               Incorporation of Iowa-Illinois
                               Gas and Electric Company.

3.C     Form 10-K     3.B      By-laws as amended through April
        1993                   25, 1991.

4.B.1   2-6922        7B       Indenture of Mortgage and Deed of
                               Trust, dated as of March 1, 1947.

4.B.2   2-6922        7C       Supplemental Indenture dated as
                               of March 1, 1947.

4.B.3   2-8112        7B       Second Supplemental Indenture
                               dated as of October 1, 1949.

4.B.4   2-9990        4.04     Third Supplemental Indenture
                               dated as of January 15, 1953.

4.B.5   2-62330       2.03E    Resignation and appointment of
                               successor Individual Trustee.

4.B.6   2-17786       2.06     Fourth Supplemental Indenture
                               dated as of April 15, 1960.

4.B.7   2-26675       2.07     Fifth Supplemental Indenture
                               dated as of May 1, 1961.

4.B.8   2-28806       2.08     Sixth Supplemental Indenture
                               dated as of July 1, 1967.

4.B.9   2-34089       2.10     Seventh Supplemental Indenture
                               dated as of April 1, 1969.

4.B.10  2-38102       2.10     Eighth Supplemental Indenture
                               dated as of August 15, 1969.

4.B.11  2-38102       2.12     Ninth Supplemental Indenture
                               dated as of September 1, 1970.

4.B.12  2-45994       2.04L    Resignation and appointment of
                               successor Individual Trustee.

4.B.13  2-53814       2.03M.2  Tenth Supplemental Indenture
                               dated as of June 15, 1975.

4.B.14  2-55527       2.03N.1  Eleventh Supplemental Indenture
                               dated as of March 15, 1976.

4.B.15  2-57912       2.03O.1  Twelfth Supplemental Indenture
                               dated as of January 15, 1977.

4.B.16  2-58838       2.03P    Thirteenth Supplemental Indenture
                               dated as of October 1, 1977.

4.B.17  2-62330       2.03Q.1  Fourteenth Supplemental Indenture
                               dated as of September 1, 1979.

4.B.18  2-66779       2.03R    Fifteenth Supplemental Indenture
                               dated as of July 15, 1979.

4.B.19  2-66779       2.03S    Sixteenth Supplemental Indenture
                               dated as of January 15, 1980.

4.B.20  2-68600       2.03T    Seventeenth Supplemental
                               Indenture dated as of June 15,
                               1980.

4.B.21  Form 10-K     4.B.21   Eighteenth Supplemental Indenture
        1980                   dated as of February 15, 1981.

4.B.22  Form 10-K     4.B.22   Nineteenth Supplemental Indenture
        1981                   dated as of October 1, 1981.

4.B.23  Form 10-Q     4.B.23   Twentieth Supplemental Indenture
        6/30/82                dated as of May 1, 1982.

4.B.24  Form 10-Q     4.B.24   Twenty-First Supplemental
        6/30/82                Indenture dated as of July 1,
                               1982.

4.B.25  Form 10-K     4.B.25   Twenty-Second Supplemental
        1983                   Indenture dated as of February
                               15, 1984.

4.B.26  Form 10-K     4.B.26   Twenty-Third Supplemental
        1984                   Indenture dated as of November 1,
                               1984.

4.B.27  Form 10-Q     4.B.27   Twenty-Fourth Supplemental
        9/30/85                Indenture dated as of September
                               1, 1985.

4.B.28  Form 10-Q     4.B.28   Twenty-Fifth Supplemental
        9/30/86                Indenture dated as of September
                               15, 1986.

4.B.29  Form 10-K     4.B.29   Twenty-Sixth Supplemental
        1986                   Indenture dated as of February
                               15, 1987.

4.B.30  Reg. No.      4.B.30   Resignation and Appointment of
        33-39211               successor Individual Trustee.

4.B.31  Form 8-K      4.31.A   Twenty-Seventh Supplemental
        dated                  Indenture dated as of October 1,
        10/1/91                1991.

4.B.32  Form 8-K      4.31.B   Twenty-Eighth Supplemental
        dated                  Indenture dated as of May 15,
        5/21/92                1992.

4.B.33  Form 8-K      4.32.A   Twenty-Ninth Supplemental
        dated                  Indenture dated as of March 15,
        3/24/93                1993.

4.B.34  Form 8-K      4.34.A   Thirtieth Supplemental Indenture
        dated                  dated as of October 1, 1993.
        10/7/93

10.A.1  2-62331       5.01A    Quad-Cities Station Ownership
                               Agreement dated as of March 17,
                               1967 between the Company and
                               Commonwealth Edison Company.

10.A.2  2-45994       5.01B    Amendment No. 1 dated as of April
                               20, 1972 to Quad-Cities Station
                               Ownership Agreement and Quad-
                               Cities Operating Agreement.

10.A.3  2-45994       5.02     Quad-Cities Operating Agreement
                               dated as of November 24, 1967
                               between the Company and
                               Commonwealth Edison Company.

10.B    2-45994       5.03     Agreement dated February 2, 1971
                               re Unit 3 George Neal Generating
                               Station between the Company, Iowa
                               Power and Light Company, Iowa
                               Southern Utilities Company and
                               Iowa Public Service Company.

10.C    2-45994       5.04     Transmission Facilities Agreement
                               dated July 28, 1972 between the
                               Company, Iowa Power and Light
                               Company, Iowa Southern Utilities
                               Co. and Iowa Public Service Co.

10.D    2-45994       5.07     Financing Agreement dated as of
                               April 15, 1972 among the Company,
                               The First National Bank of Saint
                               Paul, First National Bank of
                               Muscatine, the institutions named
                               in Section 2 thereof and United
                               States Trust Company of New York.

10.E    Form 10-K     10.E     Mid-Continent Area Power Pool
        1981                   Agreement as amended through
                               Amendment No. 14 effective May 1,
                               1982.

10.F.1  2-49376       5.08     Agreement dated July 31, 1973 re
                               Unit 3 Council Bluffs Generating
                               Station between the Company,
                               Cedar Falls Municipal Electric
                               Utility, Central Iowa Power
                               Cooperative, Inc., Corn Belt
                               Power Co-operative, Inc., Eastern
                               Iowa Light and Power Cooperative
                               Inc. and Iowa Power and Light Co.

10.F.2  2-57912       5.08B    Amendment No. 1 to Council Bluffs
                               Generating Station Unit 3 Agree-
                               ment, dated January 31, 1975.

10.F.3  2-57912       5.08C    Amendment No. 2 to Council Bluffs
                               Generating Station Unit 3 Agree-
                               ment, dated September 5, 1975.

10.G    2-53814       5.09     Agreement dated April 16, 1975 re
                               Unit 1 Ottumwa Generating Station
                               between the Company, Iowa Power
                               and Light Company, Iowa Southern
                               Utilities Company and Iowa Public
                               Service Company.

10.H.1  2-53814       5.10     Ownership Agreement dated as of
                               August 15, 1974 re Units 1 and 2
                               Carroll County Station among the
                               Company, Commonwealth Edison Co.
                               and Interstate Power Company.

10.H.2  2-53814       5.11     Operating Agreement dated as of
                               August 15, 1974 re Units 1 and 2
                               Carroll County Station among the
                               Company, Commonwealth Edison Co.
                               and Interstate Power Company.

10.I.1  2-58838       5.12     Agreement dated October 4, 1977
                               re Unit 1 Louisa Generating
                               Station among the Company, Iowa
                               Power and Light Company, Iowa
                               Public Service Company, Eastern
                               Iowa Light and Power Cooperative
                               and City of Tipton.

10.I.2  Form 10-K     10.J.2   Amendment No. 1 to Unit 1 Louisa
        1980                   Generating Station Agreement,
                               dated May 23, 1980.

10.I.3  Form 10-K     10.I.3   Amendment No. 2 to Unit 1 Louisa
        1982                   Generating Station Agreement,
                               dated April 26, 1982.

10.I.4  Form 10-K     10.I.4   Amendment No. 3 to Unit 1 Louisa
        1982                   Generating Station Agreement,
                               dated February 2, 1983.

10.I.5  Form 10-K     10.I.5   Amendment No. 4 to Unit 1 Louisa
        1983                   Generating Station Agreement,
                               dated May 26, 1983.

10.I.6  Form 10-K     10.I.6   Amendment No. 5 to Unit 1 Louisa
        1983                   Generating Station Agreement
                               dated October 11, 1983.

10.I.7  Form 10-K     10.I.7   Amendment No. 6 to Unit 1 Louisa
        1985                   Generating Station Agreement
                               dated May 29, 1985.

10.J    Form 8-K      II       Rights Agreement dated as of
        dated                  February 25, 1992 between the
        2/26/92                Company and First Chicago Trust
                               Co. of New York, as Rights Agent.

10.K.1* Form 10-K     10.K.1   Severance Plan In The Event Of A
        1993                   Change In Control, as amended as
                               of July 1, 1993.

10.K.2* Form 10-K     10.K.2   Supplemental Retirement Plan for
        1993                   Principal Officers, as amended as
                               of July 1, 1993.

10.K.3* Form 10-K     10.K.2   Compensation Deferral Plan for
        1993                   Principal Officers, as amended as
                               of July 1, 1993.

10.K.4* Form 10-K     10.K.4   Board of Directors' Compensation
        1992                   Deferral Plan.

10.K.5* Form 10-K     10.K.5   Trust Agreement.
        1992

10.K.6* Form 10-K     10.K.6   Key Employee Sustained
        1993                   Performance Plan.

10.L.1  Form 10-K     10.L.1   Employee Stock Purchase Plan.
        1992

10.M    Registration  2(a)     Agreement and Plan of Merger
        Statement              dated as of July 26, 1994 as
        on Form S-4            amended and restated as of
        (33-56153) of          September 27, 1994 among Iowa-
        MidAmerican            Illinois, Midwest Resources,
        Energy Co.             Inc., an Iowa corporation, and
                               Midwest Power Systems, an Iowa
                               corporation and a subsidiary of
                               Resources, and a newly-formed
                               corporation MidAmerican Energy
                               Company.

* Compensatory Plan or Arrangement for Directors or Executive
Officers of the Company.