Form 10-Q
period 1995-03-31
IOWA ILLINOIS GAS & ELECTRIC CO
filed 1995-05-09
CIK 52491

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1995

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

Yes  X   No ____

Common shares outstanding at March 31, 1995         29,918,363

                                   Part I.  Quarterly Financial Information

                                    IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                           First Quarter Ended
                                                                                March 31,
                                                                            1995        1994
                                                                           (In thousands, except
                                                                             per share amounts)
                                                                               (Unaudited)



                  OPERATING REVENUES
                    Electric                                               $80,117     $84,608
                    Gas                                                     72,162     100,256
                                                                           152,279     184,864

                  OPERATING EXPENSES AND TAXES
                    Operation-
                      Cost of gas sold                                      49,137      75,040
                      Cost for fuel, energy and capacity                    17,159      20,174
                      Other operation                                       24,637      27,197
                    Maintenance                                             10,477      12,028
                    Provision for depreciation                              15,555      15,383
                    Income taxes                                             7,126       6,935
                    Property and other taxes                                 9,337       9,303
                                                                           133,428     166,060

                  OPERATING INCOME                                          18,851      18,804

                  OTHER INCOME
                    InterCoast Energy Company -
                      Oil and gas revenues                                  13,437      15,775
                      Other income                                           6,225       9,625
                      Expenses, including interest and
                        provision for income taxes                         (18,641)    (21,692)
                      Net income of InterCoast Energy Company                1,021       3,708
                    Allowance for equity funds
                      used during construction                                -            176
                    Miscellaneous                                             (245)        332
                                                                               776       4,216

                  INCOME BEFORE UTILITY INTEREST CHARGES                    19,627      23,020

                  UTILITY INTEREST CHARGES
                    Interest on long-term debt                               6,073       5,860
                    Other interest expense                                     895         285
                    Allowance for borrowed funds
                      used during construction                                (792)       (215)
                                                                             6,176       5,930

                  NET INCOME                                                13,451      17,090

                  PREFERRED AND PREFERENCE
                    DIVIDEND REQUIREMENTS                                      911       1,203

                  NET INCOME ON COMMON SHARES                              $12,540     $15,887


                  AVERAGE COMMON SHARES OUTSTANDING                         29,828      29,349

                  NET INCOME PER AVERAGE
                    COMMON SHARE OUTSTANDING                                 $0.42       $0.54

                  CASH DIVIDENDS DECLARED AND
                    PAID PER COMMON SHARE                                  $0.4325     $0.4325

                  The accompanying notes to consolidated financial statements are an intergral part of these statements.

                                                             -1-

                                          IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
                                             CONSOLIDATED BALANCE SHEETS

                                                                                3-31-95     12-31-94
                                                                               (In thousands, except
                                                                                   share amounts)
                                                                                    (Unaudited)

              PROPERTY AND OTHER ASSETS
     UTILITY PLANT, at original cost
        Electric                                                              $1,297,740  $1,281,027
        Gas                                                                      274,298     279,118
                                                                               1,572,038   1,560,145
        Less--Accumulated provision for depreciation                             651,281     638,493
                                                                                 920,757     921,652
        Nuclear fuel, net of accumulated amortization                             29,001      31,103
        Construction work in progress                                             62,436      51,316
                                                                               1,012,194   1,004,071
     CURRENT ASSETS
        Cash and cash equivalents                                                 33,359      24,740
        Accounts receivable, less reserves of $1,256 and $1,165                   39,495      41,498
        Accrued unbilled revenues                                                 15,337      21,637
        Inventories                                                               33,286      37,328
        Deferred gas expense                                                        -          4,471
        Other                                                                     15,711      16,262
                                                                                 137,188     145,936
     INVESTMENTS
        InterCoast Energy Company                                                474,781     489,830
        Nuclear decommissioning trust fund                                        53,902      49,432
        Corporate-owned life insurance                                            14,888      14,338
                                                                                 543,571     553,600
     OTHER ASSETS
        Regulatory assets                                                        133,628     133,427
        Other                                                                     13,580      12,865
                                                                                 147,208     146,292

                                                                               1,840,161   1,849,899
              CAPITALIZATION AND LIABILITIES
     CAPITALIZATION
     COMMON SHAREHOLDERS' EQUITY
        Common shares--authorized 80,000,000 shares--outstanding 29,918,363
           and 29,783,486 shares stated at                                       291,586     288,692
        Retained earnings                                                        222,184     222,541
        Other                                                                     (8,403)     (8,991)
                                                                                 505,367     502,242
     PREFERENCE SHARES--authorized 2,386,250 shares, cumulative
        --outstanding 500,000 shares subject to mandatory redemption              50,000      50,000

     LONG-TERM DEBT
        First Mortgage Bonds                                                     311,125     323,745
        Pollution Control Obligations                                             60,883      48,133
        InterCoast Energy Company                                                231,000     239,000
                                                                                 603,008     610,878
     TOTAL CAPITALIZATION                                                      1,158,375   1,163,120

     CURRENT LIABILITIES
        Notes payable                                                             50,000      67,500
        Debt redeemable within one year                                           64,145      64,145
        Accounts payable                                                          36,555      37,785
        Accrued taxes                                                             37,555      26,240
        Accrued interest                                                          13,266      10,987
        Accrued gas expense                                                       11,583       9,499
        Other                                                                     23,286      20,921
                                                                                 236,390     237,077
     OTHER LIABILITIES
        Accumulated provision for nuclear decommissioning                         53,902      49,432
        Other                                                                     69,181      69,650
                                                                                 123,083     119,082
     ACCUMULATED DEFERRED INCOME TAXES                                           283,660     291,426
     ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                  38,653      39,194

                                                                              $1,840,161  $1,849,899

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                 -2-

                                   IOWA-ILLINOIS GAS AND ELECTRIC COMPANY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                              March 31,
                                                                         1995         1994
                                                                           (In thousands)
                                                                             (Unaudited)

        CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                                   $13,451      $17,090
           Adjustments to reconcile net income
              to net cash from operating activities -
                 Depreciation                                            16,552       16,382
                 Depletion                                                4,949        4,272
                 Nuclear fuel amortization                                2,102        2,213
                 Deferred income taxes, net                              (7,683)        (543)
                 Tax credits, net                                          (541)        (540)
                 Net gain on disposition of securities                     (425)        (528)
                 Allowance for equity funds used during construction       -            (176)
                 Changes in current assets and liabilities
                    Accounts receivable                                   2,003         (716)
                    Accrued unbilled revenues                             6,300        1,257
                    Inventories                                           4,042       13,117
                    Deferred and accrued gas expense                      6,554       15,822
                    Accounts payable                                     (1,187)     (17,688)
                    Accrued taxes                                        11,315        3,426
                    Other current assets and liabilities                  4,514       (9,767)
                 Energy-efficiency program cost deferrals, net           (2,016)      (1,993)
                 Other                                                    2,574       (1,459)
           Net cash from operating activities                            62,504       40,169

        CASH FLOWS FROM INVESTING ACTIVITIES
           Utility plant expenditures                                   (23,933)     (14,852)
           Nuclear fuel expenditures                                       -          (3,202)
           Allowance for equity funds used during construction             -             176
           Nuclear decommissioning trust fund                            (2,201)      (2,186)
           Oil and gas investments                                      (10,389)      (4,641)
           Purchase of available-for-sale investments                   (13,637)     (41,872)
           Sale of available-for-sale investments                        11,950       28,522
           Purchase of investments                                       (1,570)      (4,089)
           Sale of investments                                              984        7,672
           Other                                                         21,571        1,893
           Net cash from investing activities                           (17,225)     (32,579)

        CASH FLOWS FROM FINANCING ACTIVITIES
           Common shares issued                                           2,830         -
           Long-term debt issued                                         12,750         -
           Long-term debt retired                                       (12,750)        -
           Decrease in short-term borrowings                            (17,500)      (8,000)
           Borrowings of InterCoast Energy Company -
              Increase/(decrease) in unsecured revolving
                credit facility                                          (8,000)      12,500
           Dividends paid                                               (13,794)     (13,940)
           Issuance expense                                                (196)         (30)
           Net cash from financing activities                           (36,660)      (9,470)

        NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS              8,619       (1,880)

        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 24,740       17,844

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $33,359      $15,964

        SUPPLEMENTAL CASH FLOW INFORMATION
           Cash paid during the periods for -
              Interest (net of amounts capitalized)                     $10,406      $13,795
              Income taxes                                                  118           15

        The accompanying notes to consolidated financial statements are an integral part of these statements.



                                               -3-

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (a) The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The statements reflect all adjustments which are, in the Company's opinion, necessary for a fair statement of the results for the periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain 1994 amounts have been reclassified to conform to the current year presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in the latest annual report on Form 10-K.

     (b) In October 1994, the Company filed an application with the Iowa Utilities Board (IUB) to recover the costs of state-mandated energy-efficiency programs offered to Iowa electric and gas customers since 1992. Costs of the programs are to be recovered over four years, as required by Iowa law. The total annual cost to be recovered, including a return on deferred amounts and an allowance for performance rewards, is approximately $4.7 million. On May 8, 1995, the IUB issued an order approving cost recovery of the full amount requested with collection to begin in June 1995.

     (c)  In 1992, the Federal Energy Regulatory Commission
(FERC) issued Order No. 636, restructuring the natural gas sales and transportation services of interstate pipeline companies.
The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. At March 31, 1995, a regulatory asset of $21.9 million, with an offsetting non-current Other Liability, has been recorded. In addition, the Company estimates it may incur other future billings of approximately $15 million related to such restructuring. The Company is currently recovering such costs through rates.

     (d) The allowance for funds used during construction (AFUDC) includes the costs of equity and borrowed funds used to finance construction, which are capitalized in accordance with rules prescribed by the FERC. In the first three months of 1995 and 1994, AFUDC rates were 6.1% and 6.2%, respectively, compounded semi-annually. While currently capitalized AFUDC does not represent a current source of cash, it does represent a basis for future sources of cash through the inclusion in rates of depreciation charges and allowance for returns on investment.

     (e)  In January 1995, $12.75 million of floating rate
Pollution Control Revenue Bonds, due 2025, were issued.  In March
1995, proceeds from this financing were used to redeem $12.75 million of Collateralized Pollution Control Revenue Bonds, 5.8%
Series, due 2007.

     (f) The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At March 31, 1995, an estimated liability of $3.3 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation.
The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Clean Air Act legislation was signed into law in November 1990. The Company has four jointly and one wholly owned coal-fired generating stations, which represent approximately 65% of the Company's electric generating capability. Each of these facilities are impacted to varying degrees by the legislation.

     Only one unit at the wholly owned generating station, representing approximately 10% of the Company's electric generating capability, is impacted by the emission reduction requirements effective in 1995. Under such requirements, beginning in 1995, this unit is required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. The compliance strategy for this unit includes modifications to allow for burning low-sulfur coal, modifications for nitrogen oxide control and installation of a new emission monitoring system. The Company's remaining construction expenditures relative to this work are estimated to be $2.4 million.

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

     (g) Expenses of InterCoast include interest expense as follows:

                                          March 31,
                                  1995                1994

     Three Months Ended. . . .$ 6,508,000         $ 6,241,000


     (h) On December 21, 1994, the shareholders of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. approved a strategic merger of equals to form MidAmerican Energy Company (MidAmerican). MidAmerican will be structured as a utility with the Company, Midwest Resources Inc. and Midwest Power Systems Inc. being merged into the new company.

     Approval of the merger is required from the following regulatory agencies: the IUB, the Illinois Commerce Commission
(ICC) and the FERC.  Approval by the Nuclear Regulatory
Commission (NRC) of the transfer of the Quad-Cities Nuclear Power
Station license to MidAmerican must also be obtained.

     Applications for approval of the merger were filed with the IUB and the ICC in October 1994. An application for approval of the merger was filed with the FERC in November 1994. At the same time, consistent with FERC policy, the Company filed open-access, comparable services electric tariffs with the FERC, which tariffs will allow others to use MidAmerican's electric transmission system in a manner comparable to its use by MidAmerican. A filing with the NRC was made in November 1994. In January 1995, the IUB issued an order approving the merger. The ICC approved the merger on May 4, 1995. The FERC is expected to issue an order on the merger by mid 1995. Completion of the merger is expected during 1995.

     The Company and Midwest Resources Inc. have announced plans to reduce their combined utility work forces by approximately 15 percent in conjunction with development of a restructured organization. As part of these reductions, the companies are offering incentive retirement and severance programs to salaried employees. The companies estimate these programs will reduce 1995 after-tax earnings of MidAmerican by approximately $9 million, or 9 cents a share, if the merger is consummated in 1995. The present value of the net savings from employment reductions is estimated to be approximately $230 million.

     (i) In April 1995, InterCoast completed the sale of a partnership interest in Tenaska Marketing Ventures, a gas marketing organization. The after-tax gain of $3.2 million on this sale will be recorded in the quarter ending June 30, 1995.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Operating Revenues

     Electric revenues decreased in the first quarter of 1995 compared to the first quarter of 1994 primarily due to decreased sales for resale. Also contributing to the decrease in electric revenues were decreased residential sales, decreased collections through rate riders relating to former manufactured gas plant sites and nuclear decommissioning costs, and decreased fuel and energy billings. Variations in fuel and energy cost billings reflect corresponding changes in fuel and purchased energy costs from levels included in base rates and, thus, do not affect net income.

     Beginning in January 1995, costs of investigation, remediation and litigation relating to former manufactured gas plant sites included in Illinois customer billings through a rate rider were decreased by $450,000 annually. Also beginning in January 1995, nuclear decommissioning costs included in Illinois customer billings through a rate rider were decreased by $500,000 annually. Decreased revenues collected through rate riders relating to former manufactured gas plant sites and nuclear decommissioning will not affect net income due to a corresponding decrease in costs.

     The changes in electric revenues are shown below:

                                     Revenue Decrease
                         First Quarter 1995 to First Quarter 1994
                                      (In thousands)

Change in Retail Unit Sales              $(   800)

Change in Retail Fuel and Energy
  Adjustment Clause Billings              (   100)

Change in Sales for Resale                ( 3,400)

Changes in Retail Rates                   (   200)

                                         $( 4,500)



     Gas revenues decreased in the first quarter of 1995 compared to the first quarter of 1994. The principal factors contributing to the decrease were lower purchased gas cost billings and decreased sales volumes due to temperatures which were 11 percent warmer than the first quarter of 1994. Variations in purchased gas cost billings reflect corresponding changes in cost of gas sold and, thus, do not affect net income.

     The changes in gas revenue are shown below:

                                     Revenue Decrease
                         First Quarter 1995 to First Quarter 1994
                                      (In thousands)

Change in Purchased Gas
  Adjustment Clause Billings             $(17,800)

Change in Unit Sales                      (10,300)

                                         $(28,100)

Operation

     Cost of gas sold decreased in the first quarter of 1995 compared to the first quarter of 1994 primarily due to decreased purchased gas costs from suppliers and lower gas purchases reflecting warmer temperatures in the first quarter of 1995.

     Changes in the cost of electric fuel, energy and capacity reflect fluctuations in generation mix, fuel cost and energy and capacity purchases. Decreased fuel, energy and capacity costs in the first quarter of 1995 compared to the first quarter of 1994 are primarily due to decreased total sales and decreased average unit fuel and energy costs.

     Other operation and maintenance decreased in the first quarter of 1995 compared to the first quarter of 1994 primarily due to lower costs at the Quad-Cities Nuclear Power Station (Quad-Cities Station). In January 1994, the Company was advised by ComEd, operator and 75 percent owner of the Quad-Cities Station, that the NRC had placed the station on its list of plants with adverse performance trends. The NRC concerns with the Quad-Cities Station include deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems. ComEd has provided written and verbal responses to the NRC and is working to resolve the concerns. As of February 1995, the Quad-Cities Station remains on the list of plants with adverse performance trends.

Oil and Gas Revenues of InterCoast Energy Company

     Oil and gas revenues of InterCoast decreased in the first quarter of 1995 compared to the first quarter of 1994 primarily due to lower margins on gas marketed and lower gas prices on gas produced, partially offset by greater prices on oil produced and greater gas production volumes.

Other Income of InterCoast Energy Company

     Other income of InterCoast decreased in the first quarter of 1995 compared to the first quarter of 1994 primarily due to gains on the disposition of special-purpose funds in 1994, which were not duplicated in the first quarter of 1995, and lower lease income.

     In April 1995, InterCoast completed the sale of a partnership interest in Tenaska Marketing Ventures, a gas marketing organization. The after-tax gain of $3.2 million on this sale will be recorded in the quarter ending June 30, 1995.

Expenses of InterCoast Energy Company

     Expenses of InterCoast decreased in the first quarter of 1995 compared to the first quarter of 1994 primarily due to lower expenses associated with gas marketed.

Allowance for Funds Used During Construction

     The increase in the total allowance for the first quarter of 1995 compared to first quarter of 1994 is primarily due to higher construction work in progress balances.

Other Interest Expense

     The increase in other interest expense in the first quarter of 1995 compared to the first quarter of 1994 is primarily due to increased interest rates on notes payable and greater notes payable balances.

Preferred and Preference Dividend Requirements

     The decrease in the preferred and preference dividend requirements in the first quarter of 1995 compared to the first quarter of 1994 is due to the redemption of all outstanding preferred shares in December 1994.

Other Matters

     On December 21, 1994, the shareholders of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. approved a strategic merger of equals to form MidAmerican. MidAmerican will be structured as a utility with the Company, Midwest Resources Inc. and Midwest Power Systems Inc. being merged into the new company.

     Approval of the merger is required from the following regulatory agencies: the IUB, the ICC and the FERC. Approval by the NRC of the transfer of the Quad-Cities Nuclear Power Station license to MidAmerican must also be obtained.

     Applications for approval of the merger were filed with the IUB and the ICC in October 1994. An application for approval of the merger was filed with the FERC in November 1994. At the same time, consistent with FERC policy, the Company filed open-access, comparable services electric tariffs with the FERC, which tariffs will allow others to use MidAmerican's electric transmission system in a manner comparable to its use by MidAmerican. A filing with the NRC was made in November 1994. In January 1995, the IUB issued an order approving the merger. The ICC approved the merger on May 4, 1995. The FERC is expected to issue an order on the merger by mid 1995. Completion of the merger is expected during 1995.

     The Company and Midwest Resources Inc. have announced plans to reduce their combined utility work forces by approximately 15 percent in conjunction with development of a restructured organization. As part of these reductions, the companies are offering incentive retirement and severance programs to salaried employees. The companies estimate these programs will reduce 1995 after-tax earnings of MidAmerican by approximately $9 million, or 9 cents a share, if the merger is consummated in 1995. The present value of the net savings from employment reductions is estimated to be approximately $230 million.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's current utility construction program forecast calls for expenditures of $84 million in 1995. In excess of 75% of these expenditures are expected to be met from cash generated from operations. The Company's utility capital requirements for the years 1995-1999 include budgeted construction expenditures of $300 million, expected contributions to nuclear decommissioning trust funds of $43 million, and maturities and cash sinking fund requirements related to long-term debt of $98 million.

     In January 1995, $12.75 million of floating rate Pollution Control Revenue Bonds, due 2025, were issued. In March 1995, proceeds from this financing were used to redeem $12.75 million of Collateralized Pollution Control Revenue Bonds, 5.8% Series, due 2007.

     At March 31, 1995 and December 31, 1994, the Company had $50 million and $67.5 million, respectively, of outstanding short-term commercial paper notes. The Company currently has regulatory authority to incur up to $100 million of short-term debt for its utility operations. Effective July 1, 1995, the authorized amount is increasing to $150 million.

     In 1992, the FERC issued Order No. 636, restructuring the natural gas sales and transportation services of interstate pipeline companies. The FERC Order contemplated that transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. At March 31, 1995, a regulatory asset of $21.9 million, with an offsetting non-current Other Liability, has been recorded. In addition, the Company estimates it may incur other future billings of approximately $15 million related to such restructuring. The Company is currently recovering such costs through rates.

     The Company is investigating five properties currently owned by the Company which were, at one time, sites of gas manufacturing plants. The purpose of these investigations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. One site is located in Illinois and four sites are located in Iowa. With regard to the Illinois property, the Company has signed a working agreement with the Illinois Environmental Protection Agency to perform further investigation to determine whether waste materials are present and, if so, whether such materials constitute an environmental or health risk. At March 31, 1995, an estimated liability of $3.3 million has been recorded for litigation, investigation and remediation related to the Illinois site. A regulatory asset has been recorded reflecting anticipated cost recovery through rates in Illinois. With regard to the Iowa sites, no agreement or consent order has been negotiated to perform any site investigations or remediation.
The Company has recorded a $4 million estimated liability for the Iowa sites. A regulatory asset has been recorded based on the current regulatory treatment of comparable costs in Iowa. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries. Although the timing of incurred costs, recoveries and the inclusion of provision for such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Clean Air Act legislation was signed into law in November 1990. The Company has four jointly and one wholly owned coal-fired generating stations, which represent approximately 65% of the Company's electric generating capability. Each of these facilities are impacted to varying degrees by the legislation.

     Only one unit at the wholly owned generating station, representing approximately 10% of the Company's electric generating capability, is impacted by the emission reduction requirements effective in 1995. Under such requirements, beginning in 1995, this unit is required to hold allowances, issued by the federal government, in order to emit sulfur dioxide. The compliance strategy for this unit includes modifications to allow for burning low-sulfur coal, modifications for nitrogen oxide control and installation of a new emission monitoring system. The Company's remaining construction expenditures relative to this work are estimated to be $2.4 million.

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

     Capital expenditures for InterCoast during 1995 are estimated to be approximately $65 million. Actual capital expenditures for InterCoast are dependent on overall InterCoast performance and general market conditions.

     InterCoast's aggregate amounts of maturities and cash sinking fund requirements for long-term debt outstanding at March
31, 1995 are $64 million for 1995 and $161 million for the years
1996-1999. Amounts due in 1995 are expected to be refinanced with debt instruments and operating cash flow.

     InterCoast has a $110 million unsecured revolving credit facility agreement, which matures in July 1996. Borrowings under this agreement may be on a fixed rate, floating rate or competitive bid rate basis. All such borrowings are without recourse to the parent Company. Borrowings at March 31, 1995 were $27 million at a weighted average interest cost of 6.9%.

     In the first quarter of 1995, the lessee in a leveraged lease investment held by InterCoast exercised the purchase option provision of the lease agreement. This resulted in the termination of the lease agreement, the receipt of $23 million in cash by InterCoast and an increase in current tax expense of $11 million, offset by the reversal of $11 million in previously deferred income taxes including the utilization of Alternative Minimum Tax credit carryforwards.
Part II - Other Information

Item 5.  Other Events

Rate Matters

     See Note (b) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion of an Iowa energy-efficiency program filing.

Federal Gas Transition Costs

     See Note (c) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion of federal gas transition costs related to Federal Energy Regulatory
Commission Order No. 636.

Refinancing

     See Note (e) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion related to the refinancing of $12.75 million of Collateralized Pollution
Control Revenue Bonds.

Environmental Matters

     See Note (f) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion related to manufactured gas plant sites and Clean Air Act legislation.

Merger

     See Note (h) to the Consolidated Financial Statements contained in Part I of this Form 10-Q for a discussion related to the pending merger of the Company, Midwest Resources Inc. and Midwest Power Systems Inc. into a new utility, MidAmerican Energy
Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

     A report on form 8-K dated February 1, 1995 was filed. the report included under "Item 5 Other Events" and "Item 7 Financial Statements and Exhibits" information related to the announcement by the Company and Midwest Resources Inc. to reduce their combined utility work forces by approximately 15 percent (650 positions) in conjunction with the development of a restructured organization.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Iowa-Illinois Gas and Electric Company
                               (Registrant)


Date:  May 9, 1995                 By  L. E. Cooper
                                   L. E. Cooper
                                   Vice President-Finance
                                   (Chief Financial Officer)


Date:  May 9, 1995                 By  B. A. Ven Horst
                                   B. A. Ven Horst
                                   Assistant Secretary and
                                   Assistant Treasurer